Form 10-Q
period 1996-03-31
FIRST STATE CORP /GA/
filed 1996-05-14
CIK 319399

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549



[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March  31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934 For the transition period from _______ to _______


                       Commission File Number:   0-23890
                                                 -------

                            FIRST STATE CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                           58-1439347
- - -------------------------------                         --------------------
(State or other jurisdiction of                            (I.R.S Employer
 incorporation or organization)                          Identification No.)

                  333 W. Broad Avenue, Albany, Georgia  31703
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (912) 432-8000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_____      No

                     APPLICABLE-ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.
     3,048,054 SHARES

                         PART I - FINANCIAL INFORMATION



ITEM 1.    Financial Statements

The following financial statements are provided for First State Corporation and subsidiaries:

  A.   Consolidated Balance Sheets as of December 31, 1995 and March 31,
       1996.

  B. Consolidated Statements of Income for the three months ended March 31, 1996 and 1995.

  C. Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995.



The consolidated statements furnished have not been examined by independent certified public accountants, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations. Results of operations for the nine months are not necessarily indicative of the results of operations for the entire year.

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)


                                               March 31,         December 31,
                                                 1996                1995
ASSETS
Cash and due from banks                          21,218            26,130
Interest-bearing deposits in banks                8,136            12,912
Investment securities - held to maturity         43,231            42,388
Investment securities - available for sale       39,396            29,171
Federal funds sold                                4,089            10,558
Loans                                           303,391           299,161

Less allowance for loan losses                    5,142             5,037
                                                -------           -------
                   Loans, net                   298,249           294,124
                                                -------           -------

Premises and equipment, net                      10,985            10,905
Other assets                                     10,548            10,671
                                                -------           -------
                                                435,852           436,859
                                                =======           =======

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits
     Noninterest bearing demand                  79,996            85,362
     Interest-bearing demand                    100,352           101,615
     Savings                                     26,306            24,850
     Time, $100,000 and over                     38,028            37,696
     Other time                                 137,232           134,803
                                                -------           -------
              Total deposits                    381,914           384,326

Federal funds purchased and securities
   sold under repurchase agreements               4,013             3,474
Debenture bonds and notes payable                     0               885
Other liabilities                                 5,538             5,026
                                                -------           -------
     Total liabilities                          391,465           393,711

Stockholders' Equity
7% cumulative nonvoting preferred
  stock, par value $50; 100,000 shares
   authorized; 25,929 shares issued
Common stock, par value $1; 10,000,000
  shares authorized:3,048,054 and 4,568,690
   shares issued                                  3,048             4,569
Additional paid-in capital                        4,416            16,273
Retained earnings                                36,847            35,513
Net unrealized gains on available
   for sale securities (net of taxes)                76               171
                                                -------           -------
                                                 44,387            56,526

Less cost of common treasury stock
   1,520,856 shares                                   0            13,378
                                                -------           -------
         Total stockholders' equity              44,387            43,148
                                                -------           -------
                                                435,852           436,859
                                                =======           =======

                    FIRST STATE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                         Three Months Ended
                                                              March 31,
                                                            1996        1995
INTEREST INCOME
     Interest and fees on loans                           $7,285      $6,681
     Interest on investment securities
          Taxable                                            847       1,176
          Nontaxable                                         324         316
     Interest on federal funds sold                          144          20
     Interest on deposits in banks                           142          49
                                                          ------      ------
                                                          $8,742      $8,242
                                                          ------      ------

INTEREST EXPENSE
     Interest on deposits                                 $3,325      $2,624
     Interest on federal funds purchased
        and securities sold under repurchase
        agreements                                            48          47
     Interest on other borrowings                              6          15
                                                          ------      ------
                                                          $3,379      $2,686
                                                          ------      ------
          Net interest income                              5,363       5,556
     Provision for loan losses                               144         189
          Net interest income after
            provision for loan losses                     $5,219      $5,367
                                                          ------      ------

OTHER INCOME
     Service charges on deposit accounts                     705         644
     Other loan income                                       675         562
     Trust department income                                 300         265
     Gain/loss on security transactions
     Other                                                   111         206
                                                          ------      ------
                                                          $1,791      $1,677
                                                          ------      ------

OTHER EXPENSE
     Salaries and employee benefits                       $2,454      $2,361
     Equipment and occupancy, net                            750         759
     Data processing expense                                 177         164
     FDIC Insurance                                            7         198
     Stationery and supplies                                 106         102
     Amortization of intangible assets                        59          59
     Legal fees                                               63          52
     Telephone and telegraph                                  90          94
     Other operating expenses                                780         587
                                                          ------      ------
                                                          $4,486      $4,376
                                                          ------      ------
         Income before taxes                               2,524       2,668
     APPLICABLE INCOME TAXES                                 763         764
                                                          ------      ------
NET INCOME                                                $1,761      $1,904
                                                          ======      ======

     Per share of common stock
          Net Income                                        0.58        0.62


                    FIRST STATE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       MARCH 31, 1996 AND MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                         1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                               1,761          1,904
Adjustments to reconcile net income to
       net cash provided by operating activities:
Depreciation and amortization                                              382            368
Provision for loan losses                                                  144            188
Provision for deferred taxes  (benefits)                                    (9)           (20)
Increase in taxes payable                                                  809            812
 (Decrease) in interest payable                                             (5)           (66)
 (Increase) decrease in interest receivable                                245           (194)
Other prepaids, deferrals and accruals, net                                 75           (225)
                                                                       -------         ------
                    Total adjustments                                    1,641            863
                                                                       -------         ------
                    Net cash provided by operatiing activities           3,402          2,767
                                                                       -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES

Change in interest bearing deposits
    with banks                                                           4,776            993
Proceeds from maturities of securities held to maturity                  3,008          1,700
Proceeds from maturities of securities held for sale                       989          1,963
Purchase of securities held to maturity                                 (4,411)
Purchase of securities held for sale                                   (11,287)          (976)
Decrease in federal funds sold                                           6,469          2,284
Decrease in loans                                                       (4,269)        (9,246)
Purchase of premises and equipment                                        (403)          (598)
                                                                       -------         ------
Net cash provided by (used in) investing activities                     (5,128)        (3,880)
                                                                       -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in deposits                                         (2,412)        (4,021)
(Decrease) in federal funds purchased and
  securities sold under repurchase agreements                              538          3,150
Principal payments on debt                                                (885)        (1,265)
Dividends paid                                                            (427)          (305)
                                                                       -------         ------
    Net cash provided by (used in) financing activities                 (3,186)        (2,441)
                                                                       -------         ------

Net increase (decrease) in cash and due from banks                      (4,912)        (3,554)
Cash and due from banks at beginning of period                          26,130         29,081
                                                                       -------         ------
Cash and due from banks at end of period                                21,218         25,527
                                                                       =======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest on deposits and other borrowings                         3,383          2,752



                    FIRST STATE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF FINANCIAL STATEMENT PRESENTATION

               First State Corporation is a multi-bank holding company whose business is presently conducted by its wholly-owned subsidiaries, First State Bank and Trust Company of Albany, Georgia and subsidiary and First State Bank and Trust Company of Cordele, Georgia. The Company provides a full range of banking services to individual and corporate customers in its primary market area of southwest Georgia. The Company and its subsidiaries are subject to the regulations of certain Federal and state agencies and are periodically examined by certain regulatory authorities.

               The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

               The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Assets held by the Banks in a fiduciary or agency capacity are not assets of the Banks and are not included in the financial statements.

               The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              CASH AND CASH EQUIVALENTS

               For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Company, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

               The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

              INVESTMENTS IN SECURITIES

               The Company's investments in securities are classified and accounted for as follows:

               SECURITIES AVAILABLE FOR SALE

                 Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               SECURITIES HELD TO MATURITY

                 Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months or its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

               A decline in the fair value below cost of any available for sale or held to maturity security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             LOANS AND INTEREST INCOME

               Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest except for add on interest on certain instalment loans for which interest is recognized on the sum-of-the-months method.

               Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current interest income. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

               Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because loan fees are not significant and the majority of loans have maturities of one year or less, the results on operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

               The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Certain estimates are susceptible to change in the near term. Such estimates include the creditworthiness of significant borrowers and the collateral value of delinquent loans. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             LOANS AND INTEREST INCOME (CONTINUED)

               Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Accrual of interest on an impaired loan is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loans receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

             PREMISES AND EQUIPMENT

               Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the following estimated useful lives:

                                                       YEARS
                                                       -----
                Buildings                              10-40
                Equipment                               5-20
                Leasehold improvements                  7-15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             OTHER REAL ESTATE OWNED

               Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is reported net of allowance for losses in the Company's financial statements.

             INTANGIBLE ASSETS

                Intangible assets, arising from excess of purchase price over net assets acquired of purchased banks, are being amortized on the straight-line method over various periods not exceeding 25 years.

             INCOME TAXES

               The Company and its subsidiaries file a consolidated income tax return. Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

               Provisions for income taxes are based on amounts reported in the consolidated statements of income after exclusion of nontaxable income such as interest on state and municipal securities and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               INCOME TAXES (CONTINUED)

                 Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             PROFIT-SHARING PLAN

                Profit-sharing plan costs are funded as accrued and are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

             PENSION PLAN

                The Company has a defined benefit pension plan covering substantially all employees. The Company's policy is to fund accrued pension costs.

             EARNINGS PER SHARE

                Earnings per share are calculated on the basis of the weighted average number of shares outstanding.

             TRUST DEPARTMENT

                Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income. Assets of the Trust Department are not included in these financial statements because they are not assets of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 2.      CAPITAL REQUIREMENTS


               The minimum capital requirements "to be well capitalized" and the actual capital ratios for the Company at March 31, 1996, and December 31, 1995, are as follows:


                              --Actual Ratio--


                                            March      December    Regulatory
                                          31, 1996     31, 1995     Minimum
       Tier 1 Leverage Ratio                9.91%        9.70%        5.00%

       Tier 1 Risk Based Capital Ratio     15.81%       14.38%        6.00%

       Total Risk Based Capital Ratio      17.07%       15.63%       10.00%


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to the three months ended March 31, 1995


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income during the three months ended March 31, 1996 was $8,742,000 as compared to $8,242,000 earned during the three months ended March 31, 1995. This is an increase of $500,000 or 6.07%. Interest and fees on net loans increased by $604,000 or 9.04% primarily due to an increase in loans outstanding from $271,992,000 to $298,249,000. The higher loan volume offset by with a slightly lower yield on loans provided the increase of $604,000.

Interest income on taxable securities decreased by $329,000 or 27.98%. This decrease is primarily due to a shift of earning assets from investment securities to the loan portfolio. Interest income on federal funds sold increased by $124,000 and interest earned on deposits in banks increased by $93,000 during this same comparative period.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1996 was $3,379,000 as compared to $2,686,000 for the three months ended March 31, 1995. This increase of $693,000 or 25.8% is a result of a slightly higher yield paid on interest paying liabilities and an overall increase in interest bearing deposits of $23,665,000 from March 31, 1995 to March 31, 1996. The largest increase in interest bearing deposits came in time deposits $100,000 and over which increased from $22,973,000 to $38,028,000 as of March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for losses on loans for the three months ended March 31, 1996 was $144,000 as compared to $189,000 for the three months ended March 31, 1995. The performance of the loan portfolio allows the $45,000 smaller provision while maintaining the allowance for loan losses at levels deemed acceptable by management.

OTHER INCOME

For the three months ended March 31, 1996, other income was $1,791,000 as compared to $1,677,000 for the three months ended March 31, 1995. This increase of $114,000 or 6.80% resulted from an increase of $61,000 in service charges on deposit accounts, $113,000 increase in other loan income, $35,000 increase in trust department income and a decline of $95,000 in other income. The decrease of $95,000 in other income is attributable to a nonrecurring refund received in 1995 representing rebates from insurance companies for the sale of their product.

OTHER EXPENSES

Other noninterest expenses were $4,486,000 for the three months ended March 31, 1996, as compared to $4,376,000 for the three months ended March 31, 1995.
This represents an increase of $110,000 or 2.51%. Salaries and benefits for the three months ended March 31, 1996, were $2,454,000 as compared to $2,361,000 for the three months ended March 31, 1995. This is an increase of $93,000 or 3.94%. FDIC insurance for the three months ended March 31, 1996, was $7,000 compared to $198,000 for the three months ended March 31, 1995, due to the roll back of insurance premiums payable to FDIC.

Other operating expenses were $780,000 for the three months ended March 31,1996, as compared to $587,000 for the three months ended March 31, 1995. This $193,000 or 32.88% increase is primarily attributable to an increase of $81,000 for services used for consultants services used in the revamping of trust department procedures and policies. Consultant services purchased for the trust department should be completed during the second quarter of 1996.

NET INCOME

Net income for the first quarter of 1996 was $1,761,000 as compared to $1,904,000 during the first quarter of 1995. Earnings per share were $0.58 compared to $0.62. This decrease in net income was attributable primarily to a decrease in net interest income resulting from a slight decrease in net interest margin as anticipated.

FINANCIAL CONDITION

Total assets at March 31, 1996 were $435,852,000 as compared to $436,859,000 at December 31, 1995 representing a decrease of $1,007,000. Net loans increased by $4,125,000 during the first quarter of 1996.

On March 31, 1996, total deposits were $381,914,000 as compared to $384,326,000 at December 31, 1995. This decrease of $2,412,000 was in noninterest bearing demand deposits. The Company showed slight increases in savings, time deposits $100,000 & over, and other time deposits during the first quarter of 1996. First State Corporation had no debt as of March 31, 1996.

CAPITAL RESOURCES

On March 31, 1996, total stockholders' equity was $44,387,000 as compared to $43,148,000 on December 31, 1995. On March 31, 1996, total capital represented 10.18% of total assets. At March 31, 1996, the Company had a tier one leverage ratio of 9.91%, a tier one risk based capital ratio of 15.81%, and total risk base ratio of 17.07%.

During the first quarter of 1996, the Company elected to retire the treasury stock held as of December 31, 1995.

The Company regularly evaluates business combination opportunities and conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt or equity securities may be expected. Any future business combination or series of business combinations that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition.

LIQUIDITY

Management of the Company's liquidity position involves the understanding and matching of the customer's cash flow needs. This includes the depositor's desire to withdraw funds, as well as the borrower's needing assurance of the ability to fund their credit needs. The Company meets needs primarily through the management of its short-term investments. Another source of liquidity is the repayment of installment and single payment loans. Should the need arise, the Company also maintains relationship's with several correspondent banks that can provide funds on short notice.

                          PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings

     There are no material pending proceedings to which the Company is a party or to which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any associate of the foregoing, is a party or has an interest adverse to the Company.

     First State Bank & Trust Company, Albany, Georgia ("FSB Albany") is involved in an appeal of litigation filed by shareholder and former trust beneficiary, Frederick D. Ledbetter, in which Mr. Ledbetter alleges that FSB Albany breached its fiduciary duties to him in connection with a revocable trust that he established with FSB Albany. After the United States District Court for the Middle District of Georgia granted summary judgement in favor of FSB Albany on all counts and dismissed Mr. Ledbetter's complaint, Mr. Ledbetter filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. Oral argument of the appeal is scheduled for November 29, 1995.

     Reference is made to the Company's Form 10-K for the year ended December 31, 1994 for additional information concerning this litigation.

ITEM 2. Changes in Securities.

        None

ITEM 3. Defaults Upon Senior Securities.

        None

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None

ITEM 5. Other Information.

                On March 19, First State Bank and Trust Company signed a definitive agreement with First Union National Bank of Georgia to purchase the two existing First Union branches located in Dougherty County, Albany, Georgia. The transaction involves the purchase of approximately 90 million dollars in deposits, the two branch facilities(fixed assets) in Dougherty County, and certain other assets of First Union(excluding loans).

        This transaction is expected to be completed during the latter part of this year. It is anticipated the impact on earnings for this transaction will be immaterial and create little dilution in earnings per share.

ITEM 6. Exhibits and reports on Form 8-K

A.      Exhibits - 27 Financial Data Schedule (for SEC use only)
B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FIRST STATE CORPORATION


  5-9-96                                /s/ Douglas E. Wren
_____________________                   ___________________________
     Date                               Douglas E. Wren,
                                        President & Chief Operating Officer


  5-9-96                                /s/ Robert E. Lee
______________________                  ___________________________
     Date                               Robert E. Lee,
                                        Senior Vice President and
                                        Chief Financial Officer