Form 10-Q
period 1996-06-30
FIRST STATE CORP /GA/
filed 1996-08-08
CIK 319399

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549



[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
     For the transition period from         to
                                    -------    -------



                       Commission File Number:   0-23890
                                                 -------

                            FIRST STATE CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                                    58-1439347
        ------------------------------         ----------------------------------
       (State or other jurisdiction of         (I.R.S Employer  Identification No.)
        incorporation or organization)

                  333 W. Broad Avenue, Albany, Georgia  31703
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X          No
                                  --------
                     APPLICABLE-ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.
     4,572,358 SHARES

                         PART I - FINANCIAL INFORMATION



ITEM 1.    Financial Statements

The following financial statements are provided for First State Corporation and subsidiaries:

  A.   Consolidated Balance Sheets as of  June 30, 1996 and December 31,
       1995.

  B. Consolidated Statements of Income for the three months and six months ended June 30, 1996 and 1995.

  C. Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.



The consolidated statements furnished have not been examined by independent certified public accountants, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations. Results of operations for the six months are not necessarily indicative of the results of operations for the entire year.


ITEM 2.  Management's Discussion and Analysis

                    FIRST STATE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996  AND  DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                              June 30,         December 31,
ASSETS                                          1996              1995
Cash and due from banks                        22,989            26,130
Interest-bearing deposits in banks                217            12,912
Investment securities - held to maturity       40,382            42,388
Investment securities - available for sale     40,229            29,171
Federal funds sold                              2,000            10,558
Loans                                         315,530           299,161

Less allowance for loan losses                  5,201             5,037
                                              -------           -------
                   Loans, net                 310,329           294,124
                                              -------           -------

Premises and equipment, net                    10,963            10,905
Other assets                                   10,252            10,671
                                              -------           -------
                                              437,361           436,859
                                              =======           =======

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits
     Noninterest - bearing demand              82,161            85,362
     Interest-bearing demand                   96,111           101,615
     Savings                                   26,533            24,850
     Time, $100,000 and over                   30,538            37,696
     Other time                               136,178           134,803
                                              -------           -------
              Total deposits                  371,521           384,326

Federal funds purchased and securities
   sold under repurchase agreements            11,501             3,474
Debenture bonds and notes payable               3,200               885
Other liabilities                               5,685             5,026
                                              -------           -------
     Total liabilities                        391,907           393,711

Stockholders' Equity
7% cumulative nonvoting preferred
   stock, par value $50; 100,000 shares
   authorized; no shares issued
Common stock, par value $1; 20,000,000
   shares authorized: 4,572,358 and
   6,853,365 shares  issued                     4,572             6,853
Additional paid-in capital                      2,894            13,989
Retained earnings                              38,068            35,513
Net unrealized gains (loss) on available
   for sale securities (net of taxes)             (80)              171
                                              -------           -------
                                               45,454            56,526

Less cost of common treasury stock
  0 , and 2,281,284 shares                          0            13,378
                                              -------           -------
         Total stockholders' equity            45,454            43,148
                                              -------           -------
                                              437,361           436,859
                                              =======           =======

                    FIRST STATE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                    Three Months Ended     Six Months Ended
                                                        June 30,               June 30,
                                                     1996       1995        1996        1995
INTEREST INCOME
     Interest and fees on loans                    $7,399     $7,093     $14,684     $13,775
     Interest on investment securities
          Taxable                                     885      1,114       1,732       2,309
          Nontaxable                                  323        278         647         594
     Interest on federal funds sold                    30         17         174          36
     Interest on deposits in banks                     56         26         198          76
                                                   ------     ------     -------     -------
                                                   $8,693     $8,528     $17,435     $16,790
                                                   ------     ------     -------     -------


INTEREST EXPENSE
     Interest on deposits                          $3,178     $2,930      $6,503     $ 5,555
     Interest on federal funds purchased
        and securities sold under repurchase
        agreements                                     38        103          86         151
     Interest on other borrowings                       3          9           9          24
                                                   ------     ------     -------     -------
                                                   $3,219     $3,042      $6,598     $ 5,730
                                                   ------     ------     -------     -------

          Net interest income                       5,474      5,486      10,837      11,060
     Provision for loan losses                        124        188         268         377
          Net interest income after
                                                   ------     ------     -------     -------
            provision for loan losses              $5,350     $5,298     $10,569     $10,683
                                                   ------     ------     -------     -------


OTHER INCOME
     Service charges on deposit accounts              711        684       1,416       1,328
     Other loan income                                537        631       1,212       1,193
     Trust department income                          300        315         600         581
     Gain/loss on security transactions
     Other                                            117        473         228         659
                                                   ------     ------     -------     -------
                                                   $1,665     $2,103     $ 3,456     $ 3,761
                                                   ------     ------     -------     -------


Other Expense
     Salaries and employee benefits                 2,345      2,317     $ 4,799     $ 4,679
     Equipment and occupancy, net                     743        752       1,493       1,511
     Data processing expense                          241        155         418         319
     FDIC  Insurance                                    8        198          15         397
     Stationery and supplies                          101        122         207         224
     Amortization of intangible assets                 58         59         117         117
     Legal fees                                        57         80         120         132
     Telephone and telegraph                           94         88         184         182
     Trust investment losses                            0        575           0         575
     Other operating expenses                         780        573       1,560       1,161
                                                   ------     ------     -------     -------
                                                    4,427      4,919     $ 8,913     $ 9,297
                                                   ------     ------     -------     -------
         Income before taxes                        2,588      2,482       5,112       5,147
     APPLICABLE INCOME TAXES                          865        766       1,628       1,527
                                                   ------     ------     -------     -------

NET INCOME                                         $1,723     $1,716     $ 3,484     $ 3,620
                                                   ======     ======     =======     =======
     Per share of common stock
          Net Income                                 0.38       0.38        0.76        0.79

          Dividends Declared                         0.11       0.07        0.20        0.14

                    FIRST STATE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        JUNE 30, 1996 AND JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)


                                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                            3,484           3,620
Adjustments to reconcile net income to
       net cash provided by operating activities:
Depreciation and amortization                                           790             734
Provision for loan losses                                               268             377
Provision for deferred taxes  (benefits)                                (52)           (108)
Increase in taxes payable                                               818             251
  Increase (decrease) in interest payable                              (149)            222
  Increase  in interest receivable                                     (150)           (486)
Other prepaids, deferrals and accruals, net                             724           1,503
                                                                    -------         -------
                     Total adjustments                                2,249           2,493
                                                                    -------         -------
                    Net cash provided by operating activities         5,733           6,113
                                                                    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

Change in interest bearing deposits
    with banks                                                       12,695             998
Proceeds from maturities of securities held to maturity               5,932          12,062
Proceeds from maturities of securities held for sale                  3,996           4,487
Purchase of securities held to maturity                              (4,411)         (4,741)
Purchase of securities held for sale                                (15,047)         (1,358)
Decrease in federal funds sold                                        8,558           3,780
Increase in loans                                                   (16,473)        (27,208)
Purchase of premises and equipment                                     (731)           (923)
                                                                    -------         -------
Net cash provided by (used in) investing activities                  (5,481)        (12,903)
                                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in deposits                                                (12,805)           (770)
Increase in federal funds purchased and
  securities sold under repurchase agreements                         8,027             810
Principal payments on debt                                             (885)         (1,710)
Long term debt                                                        3,200           - -
Treasury stock transactions, net
Dividends paid                                                         (930)           (640)
                                                                    -------         -------
    Net cash provided by (used in) financing activities              (3,393)         (2,310)
                                                                    -------         -------

Net increase (decrease) in cash and due from banks                   (3,141)         (9,100)
Cash and due from banks at beginning of period                       26,130          29,081
                                                                    -------         -------
Cash and due from banks at end of period                             22,989          19,981
                                                                    =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest on deposits and other borrowings                      6,747           5,508

       Federal income taxes paid                                        809           1,372


                    FIRST STATE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

            SECURITIES HELD TO MATURITY

             Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

            A decline in the fair value below cost of any available for sale or held to maturity security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

          LOANS AND INTEREST INCOME

            Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest except for add on interest on certain installment loans for which interest is recognized on the sum-of-the-months method.

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

NOTE 2. CAPITAL REQUIREMENTS


         The minimum capital requirements to be "well capitalized" and the actual capital ratios for the Company at June 30, 1996, and December 31, 1995, are as follows:




                                --Actual Ratio--



                                    June        December         Regulatory
                                  30, 1996      31, 1995          Minimum

Tier-1 Leverage Ratio              10.17%         9.70%              5.00%


Tier-1 Risk Based Capital Ratio    15.29%        14.38%              6.00%


Total Risk Based Capital Ratio     16.55%        15.63%             10.00%


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Three months ended June 30, 1996 compared to the three months ended June 30,
                                      1995
                                      and
 Six months ended June 30, 1996 compared to the six months ended June 30, 1995

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income for the quarter ended June 30, 1996 was $8,693,000, as compared to $8,528,000 in the same period of 1995. This is an increase of $165,000, or 1.93%. The increase can be attributed to the net effect of an increase in earning assets to $393,157,000 at 6/30/96 from $372,898,000 at 6/30/95, an increase of 5.43%, and a slight decrease in net interest margin, as anticipated. 1994-95 brought record interest margins for the financial institutions industry.

For the six months ended June 30, 1996, total interest income increased $645,000, or 3.84%, from the six months ended June 30, 1995. This is the result of increased interest and fees on loans of $909,000, coupled with a decrease in investment income of $264,000. The increase in interest income was primarily due to a 7.1% increase in loan balances since June 30, 1995. The decrease in investment income was due to market conditions, requiring the Corporation to replace maturing investments with lower yielding instruments.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1996 was $3,219,000, as compared to $3,042,000 for the second quarter 1995. This is an increase of 5.82%, primarily due to higher interest rates and a 2.32% increase in deposits since June 30, 1995. An analysis of deposits shows a 4.65% increase in longer-maturity, time deposits with higher interest rates. Interest on borrowings during the second quarter of 1996 was $3,000, down from the second quarter of 1995, when interest on borrowings totaled $9,000. The Corporation was debt-free for most of the quarter ended 6/30/96.

For the six months ended 6/30/96, interest expense increased by $868,000 from the first six months of 1995, a rise of 15.15%. The increase is explained by the increased deposits, higher interest rates, and a shift to longer-maturity time deposits. Interest on borrowings decreased to $9,000 in the first two quarters of 1996 from $24,000 in the first six months of 1995, a 62.5% decrease. First State Corporation was primarily debt-free in the first six months of 1996.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1996 was $124,000 as compared to $188,000 for the three months ended June 30, 1995. The performance of the loan portfolio allows the decreased provision, while maintaining the allowance for loan losses at levels deemed acceptable by management and the regulators of the affiliated institutions. The provision for loan losses for the six months ended June 30, 1996 was $268,000, down $109,000 from the same period in the prior year.

OTHER INCOME

Noninterest income for the quarter ended June 30, 1996 was $1,665,000, versus $2,103,000 for the second quarter of 1995. Noninterest income through the second quarter of 1996 was consistent with that of the prior year, after taking into account a $405,000 nonrecurring gain on a branch sale that occurred in the second quarter of 1995.

The net decrease of $305,000 in other income for year-to-date 1996, as compared
to the six months ended 6/30/95, is the result of three factors:   increased
service charges on deposit accounts ($88,000 increase at 6/30/96); increases in trust department and other loan income totaling $38,000; and the nonrecurring gain in 1995, as mentioned above. Excluding the one-time gain in 1995, other income would have increased $100,000, or 2.98%, through the second quarter of 1996, as compared to the same period in 1995.

OTHER EXPENSES

Other noninterest expenses were $4,427,000 in the second quarter of 1996, a 10% decrease from the $4,919,000 in like expenses in the same period of 1995. The $492,000 decrease is due to a number of factors. First, data processing expenses rose $86,000 in the three months ended June 30, 1996 as compared to the same period of 1995. Second, consultant fees increased by approximately $46,000 over the second quarter of 1995. The increase was due to a continuing project to update trust department policies and procedures which has now been completed. In addition, the Corporation's FDIC Insurance Expense decreased $190,000, or 95.96%, due to a roll back of insurance premiums payable to the regulatory agency. Finally, the Corporation experienced a one-time charge to earnings of $575,000 in the second quarter of 1995 pertaining to a contingency reserve for certain bond investments of the Trust Division of First State Bank and Trust in Albany subsidiary.

For the six months ended June 30, 1996, other noninterest expense shows a $384,000 decline. The decrease is primarily due to (1) increases in data processing expenses, which rose $99,000 from the levels of the prior year; (2) a $128,000 increase in consultant fees; (3) the decreased FDIC insurance expense, which was down $382,000 for the six month period ended 6/30/96; and
(4), the nonrecurring charge of $575,000 in 1995.    In addition, salaries and
employee benefits expense increased $120,000, or 2.56%, for the six months ended June 30, 1996, as compared to the prior year. This increase is explained by a $157,000 increase in benefit costs, offset by a $41,000 decrease in salaries and commissions from the same period last year, primarily due to further reductions in force at the Southeastern Mortgage Corporation subsidiary.

NET INCOME

Net income for the second quarter of 1996 was $1,723,000, as compared to $1,716,000 during the second quarter of 1995. This represents a nominal increase of 0.41%. Earnings per share, stated to include the effects of a 3-for-2 stock split effective 7/1/96, were $.38 per share, identical to the second quarter of 1995. The comparable earnings result from a combination of comparable net interest income (the result of higher loan volume with a decreased interest margin) and nonrecurring charges and credits to income in 1995. These nonrecurring items roughly offset the net effect of the combination of slightly increased operating expenses and a lower loan loss provision in 1996.

Net income for the six months ended June 30, 1996 was $3,484,000, compared to $3,620,000 for the same period of 1995. Net income per share of common stock decreased slightly, to $.76 for the six months ended June 30, 1996, from $.79 for the six months ended June 30, 1995. These figures have been adjusted for the July 1, 1996 stock split. The $136,000 decrease in net income was primarily due to a combination of lower net interest income (down $223,000) offset by a reduction of $109,000 in the provision for loan losses.


BALANCE SHEET COMMENTS

Total assets at June 30, 1996 were $437,361,000, as compared to $436,859,000 at year-end 1995, a slight increase of 0.1%. Since the beginning of 1996, the investment portfolio has decreased by $12,201,000, while loans have grown by $16,369,000. This growth in loans constitutes a 10.9% rate of growth on an annual basis. Cash and due from banks declined by approximately $3.1 million. The decline in cash and investments financed the loan growth.

Deposits at June 30, 1996 were $371,521,000, declining 3.33% since January 1, 1996. The trend of deposit shifting into higher-yielding time deposits has continued. While the total of savings, time deposits over $100,000 and other time deposits has dropped $4,100,000 since the beginning of 1996, these deposits comprise 52.0% of the deposit base at 6/30/96, up from 51.3% at year-end 1995.

Federal funds purchased, and debenture bonds and notes payable, increased by $10,342,000 to $14,701,000 at June 30, 1996. A definitive agreement to purchase the Albany/Dougherty County branches of First Union National Bank is scheduled to be consummated in early August, 1996. Regulatory approval from the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance has been received. The acquisition will increase deposits by approximately $90,000,000. Management is taking a graduated investment strategy in accordance with its acquisition, since it considers it prudent to invest the anticipated funds as opportunities occur, rather than investing all funds at the acquisition date. This has required some borrowing late in the second quarter of 1996, in anticipation of cash to be received on the acquisition date.

CAPITAL RESOURCES

Stockholders' equity at June 30, 1996 totaled $45,454,000, as compared to $43,148,000 at year-end 1995. This is an increase of 5.3%. At June 30, 1996, total capital was 10.4% of total assets.


LIQUIDITY

Management of the Company's liquidity position involves the understanding and matching of customers' cash flow needs. This includes the depositors' desire to withdraw funds from the Company, as well as the borrowers' assurance of the ability to fund their credit needs. The Company meets these needs primarily through the management of its short term investments. Another source of liquidity is the repayment of installment and single payment loans. Should the need arise, the Company maintains relationships with several correspondent banks who can provide funds on short notice.

Liquidity is monitored on a regular basis by management, and by state and federal regulatory authorities. Regulatory guidelines establish liquidity ratios that must be maintained. The current liquidity levels are considered satisfactory.

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

     First State Bank & Trust Company, Albany, Georgia ("FSB Albany") is involved in an appeal of litigation filed by shareholder and former trust beneficiary, Frederick D. Ledbetter, in which Mr. Ledbetter alleges that FSB Albany breached its fiduciary duties to him in connection with a revocable trust that he established with FSB Albany. After the United States District Court for the Middle District of Georgia granted summary judgement in favor of FSB Albany on all counts and dismissed Mr. Ledbetter's complaint, Mr. Ledbetter filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On June 25, 1996, the Court of Appeals reversed the District Court's ruling and remanded the case for trial. The bank is filing a motion for reconsideration of the decision by the Court of Appeals.

     Reference is made to the Company's Form 10-K for the year ended December 31, 1994 for additional information concerning this litigation.

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on April 29, 1996, and the Stockholders voted on the following matters: (i) the election of four nominees to serve as directors of the Company for a term of three years until 1999; (ii) to approve an amendment to the Company's Articles of Incorporation, increasing the number of shares of common stock authorized to 20,000,000;
(iii) to approve an amendment to the Company's Articles of Incorporation, conforming the liability of directors of the Company to the Georgia Code. Represented at the Annual Meeting were 2,496,966 shares of common stock, $100 par value, or 81.92% of the issued and outstanding shares of the Company.

     Pursuant to the Company's Articles of Incorporation, its Board of Directors is divided into three classes. The Board of Directors proposed that the four directors whose terms expired in 1996 be reelected directors of the Company to serve additional three-year terms. The four directors were reelected by the following vote:


                                       Shares Voted    Authority
                   Director           For Reelection   Withheld
                   --------           --------------  -----------
              Henry M. Goodyear, Jr.   2,287,123      209,843
              James Griffin, Jr        2,287,123      209,843
              William L. Walden        2,287,123      209,843
              Douglas E. Wren          2,287,123      209,843


     Proposal Two: To approve an amendment to the Company's Articles of Incorporation, increasing the number of shares of common stock authorized to 20,000,000. The holders of 1,976,297 shares voted in favor of the approval of the amendment to the Company's Articles of Incorporation, increasing the number of shares of common stock authorized to 20,000,000. The holders of 520,669 shares voted against the approval.

     Proposal Three: To approve an amendment to the Company's Articles of Incorporation, conforming the liability of directors of the Company to the Georgia Code. The holders of 2,052,035 shares voted in favor of the approval of the amendment to the Company's Articles of Incorporation, conforming the liability of directors of the Company to the Georgia Code. The holders of 398,852 shares voted against the approval and 46,079 shares abstained from voting.

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


     This transaction is expected to be completed during the latter part of this year. It is anticipated the impact on earnings for this transaction will be insignificant and create little dilution in earnings per share.

ITEM 6.  Exhibits and reports on Form 8-K

A.  Exhibits - 27 Financial Data Schedule (for SEC use only)
B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST STATE CORPORATION


   8-7-96                              /s/ Douglas E. Wren
- ---------------------                 ---------------------------
     Date                             Douglas E. Wren,
                                      President & Chief Operating
                                      Officer



   8-7-96                              /s/ Robert E. Lee
- ----------------------                ---------------------------
     Date                             Robert E. Lee,
                                      Senior Vice President and
                                      Chief Financial Officer