Form 10-Q
period 1996-09-30
FIRST STATE CORP /GA/
filed 1996-11-12
CIK 319399

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
         For the transition period from         to
                                         -------    -------

                       Commission File Number:   0-23890
                                                 -------

                            FIRST STATE CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                     58-1439347
              -------                                     ----------
  (State or other jurisdiction of           (I.R.S Employer Identification No.)
  incorporation or organization)

                  333 W. Broad Avenue,   Albany, Georgia  31703
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (912) 432-8000
                                 ----- --------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --- ----------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X           No
                          -----            -----

                     APPLICABLE-ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.
        4,549,588 SHARES

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

The following financial statements are provided for First State Corporation and subsidiaries:

     A. Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.

     B. Consolidated Statements of Income for the three months and nine months ended September 30, 1996 and 1995.

     C. Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.



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


ITEM 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  FIRST STATE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  September 30, 1996 and  December 31, 1995
                           (DOLLARS IN THOUSANDS)


                                              September 30,     December 31,
ASSETS                                            1996              1995
Cash and due from banks                        $ 25,105          $ 26,130
Interest-bearing deposits in banks               10,695            12,912
Investment securities - held to maturity         37,658            42,388
Investment securities - available for sale       80,860            29,171
Federal funds sold                                3,200            10,558
Loans                                           332,571           299,161

Less allowance for loan losses                    5,178             5,037
                                               --------          --------
          Loans, net                            327,393           294,124
                                               --------          --------

Premises and equipment, net                      10,737            10,905
Other assets                                     19,795            10,671
                                               --------          --------
                                               $515,443          $436,859
                                               ========          ========
LIABILITIES & STOCKHOLDERS' EQUITY

Deposits
     Noninterest-bearing demand                $ 84,638          $ 85,362
     Interest-bearing demand                    108,363           101,615
     Savings                                     32,539            24,850
     Time, $100,000 and over                     51,547            37,696
     Other time                                 175,525           134,803
                                               --------          --------
          Total deposits                        452,612           384,326

Federal funds purchased and securities
   sold under repurchase agreements               6,397             3,474
Debenture bonds and notes payable                 4,823               885
Other liabilities                                 5,226             5,026
                                               --------          --------
     Total liabilities                          469,058           393,711

Stockholders' Equity
7% cumulative nonvoting preferred
   stock, par value $50; 100,000 shares
   author: no shares issued
Common stock, par value $1; 20,000,000
   shares authorized: 4,549,588 shares
   issued                                         4,550             6,853
Additional paid-in capital                        2,348            13,989
Retained earnings                                39,563            35,513
Net unrealized gains on available
   for sale securities (net of taxes)               (76)              171
                                               --------          --------
                                                 46,385            56,526

Less cost of common treasury stock
   0, and 2,281,284 shares                            0            13,378
                                               --------          --------
         Total stockholders' equity              46,385            43,148
                                               --------          --------
                                               $515,443          $436,859
                                               ========          ========

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                   1996       1995        1996        1995
INTEREST INCOME
     Interest and fees on loans                   $7,861     $7,417     $22,545     $21,192
     Interest on investment securities
          Taxable                                  1,301      1,005       3,033       3,314
          Nontaxable                                 314        273         961         867
     Interest on federal funds sold                   23          9         197          45
     Interest on deposits in banks                    17         26         215         102
                                                  ------     ------     -------     -------
                                                   9,516      8,730      26,951      25,520
                                                  ------     ------     -------     -------

INTEREST EXPENSE
     Interest on deposits                          3,687      3,176      10,190       8,731
     Interest on federal funds purchased
        and securities sold under repurchase
        agreements                                   158         51         244         202
     Interest on other borrowings                     52          4          61          28
                                                  ------     ------     -------     -------
                                                   3,897      3,231      10,495       8,961
                                                  ------     ------     -------     -------

          Net interest income                      5,619      5,499      16,456      16,559
     Provision for loan losses                        82        188         350         565
          Net interest income after               ------     ------     -------     -------
            provision for loan losses              5,537      5,311      16,106      15,994
                                                  ------     ------     -------     -------


OTHER INCOME
     Service charges on deposit accounts             787        669       2,203       1,997
     Other loan income                               465        796       1,677       1,989
     Trust department income                         301        315         901         896
     Other                                            49        130         277         789
                                                  ------     ------     -------     -------
                                                   1,602      1,910       5,058       5,671
                                                  ------     ------     -------     -------

OTHER EXPENSE
     Salaries and employee benefits                2,392      2,495       7,191       7,174
     Equipment and occupancy, net                    811        931       2,304       2,442
     Data processing expense                         177        169         595         488
     FDIC Insurance                                  14        (16)         29         381
     Stationery and supplies                         129        113         336         337
     Amortization of intangible assets               142         58         259         175
     Legal fees                                       26         56         146         188
     Telephone and telegraph                          68         88         252         270
     Trust Investment Losses                           0        187           0         762
     Other operating expenses                        546        668       2,106       1,829
                                                  ------     ------     -------     -------
                                                   4,305      4,749      13,218      14,046
                                                  ------     ------     -------     -------
         Income before taxes                       2,834      2,472       7,946       7,619
     APPLICABLE INCOME TAXES                         835        820       2,463       2,347
                                                  ------     ------     -------     -------

NET INCOME                                        $1,999     $1,652      $5,483     $ 5,272
                                                  ======     ======      ======     =======
     Per share of common stock
          Net Income                              $ 0.44     $ 0.36      $ 1.21     $  1.16

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASh FLOWS
                   PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                                                 1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $   5,483        $  5,272
Adjustments to reconcile net income to
       net cash provided by operating activities:
Depreciation and amortization                                     1,301           1,282
Provision for loan losses                                           350             565
Provision for deferred taxes  (benefits)                            (13)           (159)
Increase(Decrease)  in taxes payable                                233             (15)
 (Decrease) in interest payable                                      54             411
 (Increase) decrease in interest receivable                      (1,171)         (1,385)
Other prepaids, deferrals and accruals, net                         (58)          1,251
                                                              ---------        --------
                     Total adjustments                              696           1,950
                                                              ---------        --------
                    Net cash provided by operating activities     6,179           7,222
                                                              ---------        --------


CASH FLOWS FROM INVESTING ACTIVITIES

Change in interest bearing deposits
    with banks                                                    2,217             202
Proceeds from maturities of securities held to maturity           8,881          15,997
Proceeds from maturities of securities held for sale             53,149           5,831
Purchase of securities held to maturity                          (4,209)         (5,712)
Purchase of securities held for sale                           (104,780)         (1,358)
Decrease in federal funds sold                                    7,358           3,401
Decrease(Increase) in loans                                     (33,458)        (32,587)
Purchase of premises and equipment                                 (874)         (1,338)
Net cash received from acquisition of deposits                   73,447
                                                              ---------        --------
Net cash provided by (used in) investing activities               1,731         (15,564)
                                                              ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in deposits                                 (13,870)          2,473
(Decrease) in federal funds purchased and
  securities sold under repurchase agreements                     2,923            (684)
Principal payments on debt                                         (912)         (1,360)
Long term debt (Proceeds)                                         4,850
Purchase of fractional shares                                        (1)
Proceeds from stock options exercised                                 2
Treasury stock transactions, net                                   (569)
Dividends paid                                                   (1,358)           (975)
                                                              ---------        --------
    Net cash provided by (used in) financing activities          (8,935)           (546)
                                                              ---------        --------

Net increase (decrease) in cash and due from banks               (1,025)         (8,888)
Cash and due from banks at beginning of period                   26,130          29,081
                                                              ---------        --------
Cash and due from banks at end of period                      $  25,105        $ 20,193
                                                              =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest on deposits and other borrowings              $  10,441        $  8,550

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

                 STATEMENT OF CASH FLOWS

                 For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flow from loans originated by the Banks, deposits, interest bearing deposits, and Federal Funds purchased and sold are reported net.

                 RECENTLY ISSUED ACCOUNTING STANDARDS

                 In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. The adoption of this statement is not expected to have a material effect on the Company's consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2.          CAPITAL REQUIREMENTS


                   The minimum capital requirements to be "well capitalized" and the actual capital ratios for the Company at September 30, 1996, and December 31, 1995, are as follows:




                                              --Actual Ratio--


                                            September     December       Regulatory
                                            30, 1996      31, 1995       Minimum
Tier-1 Leverage Ratio                         7.68%         9.70%           5.00%


Tier-1 Risk Based Capital Ratio              12.52%        14.38%           6.00%


Total Risk Based Capital Ratio               13.81%        15.63%          10.00%

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to the three months ended
                              September 30, 1995
                                     and
Nine months ended September 30, 1996 compared to the nine months ended
                              September 30, 1995

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income for the quarter ended September 30, 1996 was $9,516,000, as compared to $8,730,000 in the same period of 1995. This is an increase of $786,000, or 9.00%. The increase can be attributed to growth in earning assets to $464,984,000 at 9/30/96 from $394,190,000 at year-end 1995, an increase of
17.96%. The increase in earning assets was the result of a 11.17% increase in loan balances and a 39.34% increase in investments since December 31, 1995.
The increase in investments was primarily due to the August 9, 1996 acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA.

For the nine months ended September 30, 1996, total interest income increased $1,431,000, or 5.61%, from the nine months ended September 30, 1995. This is the result of increased interest and fees on loans of $1,353,000, coupled with an increase in investment income of $78,000. The increase in interest and fee income on loans was due to the net effect of 11.17% increase in loan balances since December 31, 1995 and slight decrease in average loan yields. The increase in investment income was due to a combination of an increase in investment balances of $37,384,000 since 12/31/95 (most occurring in the First Union acquisition in August 1996), offset by reduced yields in the investment market. Average investment yield for the corporation dropped from 6.49% for the nine months ended September 30, 1995, to 5.93% for the nine months ended September 30, 1996, consistent with current market yields for the period.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1996 was $3,897,000, as compared to $3,231,000 for the third quarter 1995. This is an increase of 20.61%. The increase is due to a 17.77% increase in deposits since December 31, 1995, which can be attributed to the net effect of (1) the $82 million First Union acquisition in August 1996; offset by (2) a decrease in other deposits of $14 million. An analysis of deposits also shows a 6.02% shift in deposits to savings and time deposits (with higher interest rates) during 1996.
Interest on borrowings during the third quarter of 1996 was $52,000, up from the third quarter of 1995, when interest on borrowings totaled $4,000. The Corporation's debt was related to the matching of a large variable-rate commercial loan with a variable-rate borrowing, and to the use of operating lines of credit to supplement liquidity while pursuing a graduated investment strategy for funds acquired in the First Union purchase.

For the nine months ended September 30, 1996, interest expense increased by $1,534,000 from the first nine months of 1995, a rise of 17.12%. The increase is explained by the increased deposits, higher interest rates, and a shift to savings and time deposits. Interest on borrowings increased to $61,000 in the first three quarters of 1996 from $28,000 in the first nine months of 1995, a 117.86% increase, although insignificant to overall earnings. The Corporation's debt was related to the matching of a large commercial loan with a variable rate borrowing, and to the use of operating lines of credit to supplement liquidity while pursuing a graduated investment strategy for funds acquired in the First Union purchase.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1996 was $82,000 as compared to $188,000 for the three months ended September 30, 1995. The performance of the loan portfolio allows the decreased provision, while maintaining the allowance for loan losses at levels deemed acceptable by management and the regulators of the affiliated institutions. The provision for loan losses for the nine months ended September 30, 1996 was $350,000, down $215,000 from the same period in the prior year.

OTHER INCOME

Noninterest income for the quarter ended September 30, 1996 was $1,602,000, versus $1,910,000 for the third quarter of 1995. The net decrease of $308,000 in other income is the result of three factors: a decrease in volume of loan sales in the secondary market caused other loan income to decline by $331,000; other income declined by $81,000; and, offsetting these effects, service charges on deposit accounts increased by $118,000 over the third quarter of 1995. The decrease in other income for the quarter can be primarily explained by a drop in customer check income of $42,000 and year-to-date net losses on disposals of fixed assets of $21,000.

Noninterest income through the third quarter of 1996 was down $613,000 from the same period of 1995. $405,000 of the difference can be attributed to a nonrecurring gain on a branch sale that occurred in the second quarter of 1995. The remaining decrease of $208,000 in other income is the result of three factors: a decrease in other loan income totaling $312,000, primarily attributable to a decrease in sales of loans in the secondary market; a decrease in other income of $107,000; and, offsetting these effects, increased service charges on deposit accounts ($206,000 increase at 9/30/96). Other declines can be explained by a drop in customer check income of $24,000 and a decline in miscellaneous income of $83,000. The decline in miscellaneous income was due to life insurance income in 1995 of $86,000, recognized upon the death of a board member of the First State Bank and Trust Company in Albany subsidiary.

OTHER EXPENSES

Other noninterest expenses were $4,305,000 in the third quarter of 1996, a 9.35% decrease from the $4,749,000 in these expenses in the same period of 1995. The $444,000 decrease is due to a number of factors. First, salaries and benefits expense declined $103,000 from that of the third quarter of 1995. Second, occupancy and equipment expenses declined $120,000 from the third quarter of 1995. Third, consultant fees decreased by approximately $60,000 from the third quarter of 1995. The fees were for a continuing project to update Trust Division policies and procedures that began in 1995 and was completed before the third quarter of 1996. Finally, the decline in noninterest expenses can be explained by nonrecurring charges to earnings of $187,000 in the third quarter of 1995 pertaining to a contingency reserve for certain bond investments of the Trust Division of the First State Bank and Trust Company subsidiary.

For the nine months ended September 30, 1996, other noninterest expense shows an $828,000, or 5.89%, decline from that for the nine months ended September 30, 1995. The decrease is due to the net effect of several fluctuations: (1) a decrease in FDIC Insurance Expense of $352,000, or 92.39%, due to a roll back of insurance premiums payable to the regulatory agency; (2), the one-time funding in 1995 of a $575,000 contingency reserve for certain bond investments of the Trust Division; (3), a $138,000 decrease in equipment and occupancy expense; and offset by (4), increases in data processing expenses, which rose $107,000 from the levels of the prior year due to upgrades of technology-related products and services, and (5), a $69,000 increase in consultant fees for the Trust Division project discussed above.

NET INCOME

Net income for the third quarter of 1996 was $1,999,000, as compared to $1,652,000 during the third quarter of 1995. This represents an increase of 21.00%. Earnings per share for the quarter were $.44 per share, up 22.22% from the third quarter 1995 figure of $.36 per share. The increased earnings result from a combination of higher net interest income for the quarter and reduced noninterest expenses.

Net income for the nine months ended September 30, 1996 was $5,483,000, compared to $5,272,000 for the same period of 1995, an increase of 4.00%. Net income per share of common stock increased to $1.21 for the nine months ended September 30, 1996, from $1.16 for the nine months ended September 30, 1995. These figures have been adjusted for the July 1, 1996 stock split. The $211,000 increase in net income was primarily due to a combination of lower noninterest expenses (down $828,000) and reduced provisions for loan loss (down $215,000), offset by reduced noninterest income (down $613,000) and net interest income (down $103,000).

BALANCE SHEET COMMENTS

Total assets at September 30, 1996 were $515,443,000, as compared to $436,859,000 at year-end 1995, an increase of 17.99%. The expansion can be attributed to the First Union acquisition ($82,000,000 in deposits acquired leading to cash invested) and to loan growth of $33,410,000 since the beginning of the year. The growth in loans constitutes an 11.17% rate of growth on an annual basis. The $9,124,000 increase in other assets includes a $7,416,000 core deposit intangible and $1,450,000 in real estate and fixed assets related to the First Union acquisition. Since September 30, 1996, $825,000 of the real estate has been sold for book value.

Deposits at September 30, 1996 were $452,612,000, having increased 17.77% since December 31, 1995. The trend of deposits shifting into higher-yielding time deposits has continued. The total of savings, time deposits over $100,000 and other time deposits has increased as a percentage of overall deposits since year-end 1995, from 51.3% of the deposit base at 12/31/95, to 57.4% at September 30, 1996. This is primarily due to the deposit mix of the acquired First Union deposits.

Debenture bonds and notes payable, and federal funds purchased and securities sold under repurchase agreements increased by $6,861,000 to $11,220,000 at September 30, 1996. Securities sold under repurchase agreements accounted for most of the increase, as the First State Bank & Trust Company in Albany subsidiary entered into repurchase agreements with two major customers in 1996, adding over $5,300,000 to this category. Debenture bonds payable under an operating line of credit increased by $765,000 to meet temporary demands for liquidity. $3,200,000 was borrowed under a note payable to the Federal Home Loan Bank of Atlanta to match and fund a variable-rate commercial loan in the current year. Federal funds purchased declined by $2,450,000 in 1996.

CAPITAL RESOURCES

Stockholders' equity at September 30, 1996 totaled $46,385,000, as compared to $43,148,000 at year-end 1995. This is an increase of 7.50%. At September 30, 1996, total capital was 9.00% of total assets.


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

         First State Bank & Trust Company, Albany, Georgia ("FSB Albany") is involved in an appeal of litigation filed by shareholder and former trust beneficiary, Frederick D. Ledbetter, in which Mr. Ledbetter alleges that FSB Albany breached its fiduciary duties to him in connection with a revocable trust that he established with FSB Albany. After the United States District Court for the Middle District of Georgia granted summary judgement in favor of FSB Albany on all counts and dismissed Mr. Ledbetter's complaint, Mr. Ledbetter filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On June 25, 1996, the Court of Appeals reversed the District Court's ruling and remanded the case for trial. The appellate Court subsequently denied the bank's filing a motion for rehearing. Accordingly, the case is being remanded to the trial court and the case is expected to go to trial during the first quarter of 1997.

         Reference is made to the Company's Form 10-K for the year ended December 31, 1994 for additional information concerning this litigation.

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None

ITEM 5.  Other Information.

         None

ITEM 6.    Exhibits and reports on Form 8-K

A.   Exhibits - 27 Financial Data Schedule (for SEC use only)
B. There were no reports filed on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST STATE CORPORATION

      11-8-96                                   /s/ Douglas E. Wren
---------------------                           ----------------------------
        Date                                    Douglas E. Wren,
                                                President & Chief Operating
                                                Officer



      11-8-96                                   /s/ Robert E. Lee
----------------------                          ---------------------------
        Date                                    Robert E. Lee,
                                                Senior Vice President and
                                                Chief Financial Officer