Form 10-K
period 1996-12-31
FIRST STATE CORP /GA/
filed 1997-03-25
CIK 319399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the transition period from ________ to ________.

                         Commission file number 0-23890

                             First State Corporation
             (Exact name of Registrant as specified in its Charter)

          Georgia                                    58-1439347
 (State of Incorporation)                (I.R.S. Employer Identification No.)

                              333 West Broad Avenue
                              Albany, Georgia 31701
           (Address of principal executive office, including zip code)

                                 (912) 432-8000
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act: None
             Securities Registered pursuant to Section 12(g) of the
                       Act: Common Stock, par value $1.00

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

                       [Cover page continued on next page]


This Report contains a total of ____ pages; the Exhibit Index begins on Page
____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at February 26, 1997 was $137,625,037, based on an estimated market price of $30.25 per share. Market price was estimated based on the closing price of the Common Stock on Nasdaq as of this date.

     The number of shares of the Registrant's Common Stock outstanding at February 26, 1997 was 4,549,588 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 28, 1997, are incorporated by reference into Part III.

                                     PART I

Item 1. Business

                                     General

     First State Corporation ("First State" or the "Company") is a two-bank holding company incorporated in Georgia and headquartered in Albany, Georgia. The Company has two subsidiary banks (the "Subsidiary Banks"), First State Bank & Trust Company, Albany ("FSB Albany") and First State Bank & Trust Company, Cordele ("FSB Cordele"). The Company also has one non-bank subsidiary, Oglethorpe Real Estate Holding Company ("Oglethorpe"). Ownership of an additional non-bank subsidiary, Southeastern Mortgage Corporation ("Southeastern Mortgage"), was transferred from the Company to FSB Albany in 1994. At the close of business on December 31, 1996, the assets and liabilities of Oglethorpe were transferred to the Company and those of Southeastern Mortgage were transferred to FSB Albany.

     The Subsidiary Banks offer a full range of banking services principally to individuals and to small and middle-market businesses in Southwest Georgia. At December 31, 1996, the Company had assets of $516,499,000, deposits of $452,451,000, and shareholders' equity of $48,130,000.

                                    Strategy

     The strategic goal of the Company is to operate as a highly profitable, customer-oriented, independent community bank, with growth and profitability to be generated internally and through strategic acquisitions and combinations. The ultimate goal of the Company is to enhance the value of its shareholders' interests. Accordingly, the Board of Directors will review all strategic opportunities with a view toward long-term enhancement of shareholder value.

     Since 1981, the Company has merged with or acquired six financial institutions and one mortgage company. Management believes there may be additional opportunities to acquire financial institutions or to acquire assets and deposits that will allow the Company to enter adjacent markets or increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets where its managerial, operational and capital resources will enhance the performance of acquired institutions. There are currently no agreements or understandings related to any acquisitions except as discussed below under "Recent Developments."

     The business strategy of the Company is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Company's community orientation allows it to tailor products and services to meet community and customer needs. However, the Company has established central policies governing, among other things, lending practices, credit analysis and approval procedures, as well as guidelines for deposit pricing and investment portfolio management. In addition, the Company has established a centralized audit team that regularly performs a detailed, on-site review and analysis of each branch's business and operations to ensure the consistent application of central policies.

     The Subsidiary Banks and their branches are community-oriented and offer services customarily provided by full-service commercial banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and safe deposit boxes. Lending is focused on small and middle-market businesses and individuals in the local market regions.

     FSB Albany's Trust Department offers a full range of investment and fiduciary services, including traditional estate and trust administration, investment management accounts, and pension and profit sharing plans. At December 31, 1995 and December 31, 1996, trust assets under management totaled $238.3 million and $286.8 million, respectively.

                               Recent Developments

     On August 9, 1996, FSB Albany consummated its purchase of two branch offices in Albany from First Union National Bank of Georgia. The sale included all deposit accounts, real estate and certain other assets, excluding loans.

                                     Market

     Albany/Dougherty County is located in Southwest Georgia, an area which comprises 22 counties. Albany/Dougherty County has a well-balanced economy which includes manufacturing, agri-businesses, wholesaling, retailing, service industry and the military. The diversity of the economy helps create economic stability in the region. Southwest Georgia is located midway between the Atlanta and Florida markets, two of the most significant markets in the nation.

                                    Employees

     As of December 31, 1996, the Company had 251 full-time equivalent employees. The Company is not a party to any collective bargaining agreement, and, in the opinion of management, the Company enjoys excellent relations with its employees.

                              Southeastern Mortgage

     Southeastern Mortgage was established in March 1989 as a wholly-owned subsidiary of FSB Albany. Ownership of Southeastern Mortgage was transferred to First State in 1989 and transferred back to FSB Albany in 1994 to facilitate compliance with federal statutes relating to affiliate transactions. Southeastern Mortgage engages in the origination and sale of mortgage loans and the origination of construction loans throughout Georgia and Northeast Florida. The majority of these loans are sold without recourse. Southeastern Mortgage originated loans totaling approximately $84.8 million and $60.9 million in 1995 and 1996, respectively. Southeastern Mortgage's servicing portfolio totaled $3.8 million at December 31, 1996. As of the close of business on December 31, 1996, all of Southeastern Mortgage's assets and liabilities were transferred to FSB Albany under the trade name "First State Mortgage." First State Mortgage is continuing Southeastern Mortgage's former activities relating to mortgage and construction loans. For additional information concerning the impact of the mortgage operations on the Company, see "Management's Discussion and Analysis - Results of Operations." First State Mortgage leases offices in Albany at 323 Pine Avenue and in St. Mary's, Georgia.

                                   Oglethorpe

     Oglethorpe was established in 1961 as a wholly-owned subsidiary of FSB Albany. Its common stock was transferred to First State in 1989. It is engaged in the business of owning certain real estate and collecting rental payments from that real estate. It owns the Slappey Drive branch of FSB Albany and the property at 323 Pine Avenue, which is used as the Albany location of Southeastern Mortgage (now known as First State Mortgage) and by other businesses which are not affiliated with the Company. The rental income received by Oglethorpe has historically covered its operating costs. In 1995 and 1996, Oglethorpe's net income totaled $298,109 and $160,517, respectively. As of the close of business on December 31, 1996, all of Oglethorpe's assets and liabilities were transferred to the Company.

                               Discount Brokerage

     The Company offers its customers a discount brokerage service which charges competitive fees for the execution of trades in stocks, bonds and other securities. Settlement of sales and purchases is processed through customers' checking or savings accounts.

                                 Management Fees

     Since January 1993, the Subsidiary Banks have paid management fees to the Company which are determined by the relative asset size of the Subsidiary Banks. The management fees are intended to cover the cost of the salaries paid by the Company to certain senior officers of the Company who perform services for its subsidiaries.

                               Lending Activities

     The Subsidiary Banks make real estate loans, consumer loans, commercial loans and agricultural loans. Such loans constituted 59%, 11%, 16% and 14%, respectively, of the Company's total loans at December 31, 1995, and 62%, 12%, 13%, and 13%, respectively, at December 31, 1996.

Real Estate Loans

     The Subsidiary Banks make and hold real estate loans. Southeastern Mortgage originates loans and resells the majority of such loans to institutional investors in the secondary market.

     The Company makes single-family residential construction loans for one to four unit family structures. It requires a first lien position on the land associated with the construction project. First State offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan to value ratio for such loans is predominantly 80% of the lower of the as-built appraised value or project cost, and is a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Consumer Loans

     The Company makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Commercial Loans

     Commercial lending is directed principally toward small to mid-size businesses whose demand for funds falls within the legal lending limits of the Subsidiary Banks. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     The Company also makes loans to small businesses with respect to which the Small Business Administration ("SBA") guarantees repayment of up to 90% of the loan amount, subject to certain other limitations. At its election, the Company may sell the guaranteed portion of those loans to institutional investors in the secondary market. On such loans, the Company retains the servicing rights and obligations on the guaranteed portions sold. Risks associated with these loans include, but are not limited to, credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or nonexisting collateral and changes in interest rates, and operational risk, e.g., failure to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

Agricultural Loans

     The Company makes loans to agriculture-related businesses, including loans to farmers. Risks associated with such loans include, but are not limited to, crop failure due to poor weather or other conditions, general economic downturn, changes in market prices of the underlying crops, fraud, bankruptcy, deteriorated and non-existing collateral and changes in interest rates.

                              Investment Activities

     After establishing necessary cash reserves and funding loans, the Company invests its remaining liquid assets in investments allowed under applicable banking laws and regulations. The Company invests primarily in obligations of the United States, obligations of municipalities, and mortgage-backed securities. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration. Traditionally, losses associated with the investment portfolio have been minimal.

                           Asset/Liability Management

     It is the objective of the Company to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Company are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits in all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of the Company's assets in real-estate related loans. The Company's asset/liability mix is monitored on a timely basis with reports reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to its Asset/Liability Management Committee. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Company's earnings.

                                   Competition

     First State competes for both deposit and loan customers with other financial institutions with equal or greater resources than are available to First State. Currently there are 14 commercial banks, at least four credit unions, and one savings bank located in the region served by the Company, making banking business in this market highly competitive.

                           Supervision and Regulation

     The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Banking Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Each of the bank subsidiaries of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the subsidiary banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its subsidiary banks. There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to the Company as well as by the Company to its shareholders.

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31, 1996, under dividend restrictions imposed under federal and state laws, the subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $4.3 million.

     The payment of dividends by the Company and the subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

     The Company and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.24% and 12.98%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 7.99%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The subsidiary banks are subject to risk-based and leverage capital requirements adopted by its federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Each of the subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off- balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of Subsidiary Institutions

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     The capital levels established for each of the categories are as follows:

=====================================================================================
                                           Total        Tier 1 Risk-
Capital Category   Tier 1 Capital   Risk-Based Capital  Based Capital       Other
=====================================================================================
Well Capitalized   5% or more       10% or more         6% or more       Not subject
                                                                         to a capital
                                                                         directive
-------------------------------------------------------------------------------------
Adequately         4% or more       8% or more          4% or more            --
Capitalized
-------------------------------------------------------------------------------------
Undercapitalized   less than 4%     less than 8%        less than 4%          --
-------------------------------------------------------------------------------------
Significantly      less than 3%     less than 6%        less than 3%          --
Undercapitalized
-------------------------------------------------------------------------------------
Critically         2% or less                 --                  --          --
Undercapitalized   tangible equity
=====================================================================================

     For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     At December 31, 1996, each subsidiary bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Company recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996 in the pre-tax amount of approximately $60,000.

     In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

                   Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

          SELECTED STATISTICAL INFORMATION OF FIRST STATE CORPORATION

The following statistical information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

Average Balance and Net Income Analysis

The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                        Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------
                                               1996                        1995                              1994
                                 ---------------------------------------------------------------------------------------------
                                                      Average                      Average                             Average
                                            Interest   Yield/            Interest  Yield/                  Interest     Yield/
                                  Average    Income/   Rate    Average   Income/    Rate        Average    Income/      Rate
                                  Balance    Expense   Paid    Balance   Expense    Paid        Balance    Expense      Paid
                                 --------- --------- --------- -------- --------- ---------  ----------- ----------- ---------
                                                                   (Dollars in Thousands)
                                 ---------------------------------------------------------------------------------------------
ASSETS
  Interest-earning assets:
  Loans, net of unearned
  interest                       $315,466   $30,527   9.68%   $286,320   $28,636   10.00%       $263,437   $24,064      9.13%
Investment securities:
  Taxable                          71,998     4,585   6.37      63,384     4,194    6.62          53,765     3,262      6.07
  Tax-exempt                       23,467     1,923   8.19      19,072     1,735    9.10          18,830     1,735      9.21
Federal funds sold                  3,409       205   6.01       2,534       165    6.51          14,127       560      3.96
Interest-bearing
  deposits                          9,237       463   5.01       3,991       226    5.66           9,361       398      4.25
                                 --------   -------           --------   -------                --------   -------
    Total interest-
      earning assets              423,577    37,703   8.90     375,301    34,956    9.31         359,520    30,019      8.35
                                 --------   -------           --------   -------                --------   -------
  Noninterest-earning
    assets:
    Cash                           20,815                       19,444                            20,309
    Allowance for loan
      losses                       (5,188)                      (4,729)                           (4,395)
    Unrealized loss on
      securities
      available for sale               97                         (138)                              --
    Other assets                   24,565                       20,517                           19,548
                                 --------                     --------                          --------
      Total noninterest-
        earning assets             40,289                       35,094                           35,462
                                 --------                     --------                          --------

    Total assets                 $463,866                     $410,395                         $394,982
                                 ========                     ========                          ========

                                                                        Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------
                                               1996                        1995                              1994
                                 ---------------------------------------------------------------------------------------------
                                                      Average                      Average                             Average
                                            Interest   Yield/            Interest  Yield/                  Interest     Yield/
                                  Average    Income/   Rate    Average   Income/    Rate        Average    Income/      Rate
                                  Balance    Expense   Paid    Balance   Expense    Paid        Balance    Expense      Paid
                                 ---------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
                                 ---------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
  Interest-bearing
    liabilities:
    Savings and
      interest-bearing
      demand deposits            $131,144    $ 3,552  2.71%   $125,583  $  3,464   2.76%        $132,367   $ 3,488      2.64%
    Time deposits                 193,536     10,725  5.54     158,570     8,589   5.42          142,996     6,165      4.31
    Federal funds
      purchased and
      repurchase
      agreements                    6,559        314  4.79       3,987       255   6.40            4,045       180      4.45
  Debt                              2,219        160  7.21         596        39   6.54            2,341       172      7.35
                                 --------    -------          --------  --------                --------   -------
    Total interest-
      bearing liabilities         333,458     14,751  4.42     288,736    12,347   4.28          281,749    10,005      3.55
                                 --------    -------          --------  --------                --------   -------

Noninterest-bearing
  liabilities and
  stockholders' equity:
  Demand deposits                  79,985                       76,876                            74,282
    Other liabilities               5,205                        4,534                             4,233
    Stockholders' equity           45,218                       40,249                            34,718
                                 --------                     --------                          --------
      Total noninterest-
        bearing liabilities
        and stockholders'
        equity                    130,408                      121,659                           113,233
                                 --------                     --------                          --------
      Total liabilities and
        stockholders'
        equity                   $463,866                     $410,395                          $394,982
                                 ========                     ========                          ========

Interest rate spread                                  4.48%                        5.03%                                4.80%
                                                      ====                         ====                                 ====

Net interest income                          $22,952                    $ 22,609                           $20,014
                                             =======                    ========                           =======

Net interest margin                                   5.42%                        6.02%                                5.57%
                                                      ====                         ====                                 ====

Rate and Volume Analysis

The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been attributed to rate.

                                                             1996 vs. 1995                        1995 vs. 1994
                                                  -----------------------------------   ---------------------------------
                                                                   Changes Due To                       Changes Due To
                                                   Increase    ----------------------    Increase    --------------------
                                                  (Decrease)      Rate       Volume     (Decrease)      Rate      Volume
                                                  -----------------------------------------------------------------------
                                                                          (Dollars in Thousands)
                                                  -----------------------------------------------------------------------
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans                       $1,891     $(1,024)     $2,915       $4,572      $2,482      $2,090
    Interest on securities:
      Taxable                                           391        (179)        570          932         348         584
      Nontaxable                                        188        (212)        400           --         (22)         22
    Interest on Federal funds sold                       40         (17)         57         (395)         65        (460)
    Interest on interest-bearing deposits               237         (60)        297         (172)         56        (228)
                                                     ------     -------      ------       ------      ------      ------
        Total interest income                         2,747      (1,492)      4,239        4,937       2,929       2,008
                                                     ------     -------      ------       ------      ------      ------

Expense from interest-bearing liabilities:
  Interest on savings and interest-
    bearing demand deposits                              88         (65)        153          (24)        155        (179)
  Interest on time deposits                           2,136         242       1,894        2,424       1,753         671
  Interest on Federal funds purchased                    59        (105)        164           75          78          (3)
  Interest on debt                                      121          15         106         (133)         (5)       (128)
                                                     ------     -------      ------       ------      ------      ------
        Total interest expense                        2,404          87       2,317        2,342       1,981         361
                                                     ------     -------      ------       ------      ------      ------
        Net interest income                          $  343     $(1,579)     $1,922       $2,595      $  948      $1,647
                                                     ======     =======      ======       ======      ======      ======

Asset/Liability Management

The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earnings assets and liabilities will mature or reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                               After Three    After One
                                                                   Within         Months         Year          After
                                                                   Three          Within         Within         Five
                                                                   Months        One Year      Five Years       Years        Total
                                                                ------------  -------------  -------------  -----------  -----------
                                                                                         (Dollars in thousands)
                                                                --------------------------------------------------------------------
Earning assets:
  Interest-bearing deposits                                     $   6,298       $    --         $   --        $   --        $  6,298
  Federal funds sold                                                  875            --             --            --             875
  Investment securities                                            11,350          10,183         84,900        15,406       121,839
  Loans                                                           152,265          19,093        162,850           124       334,332
                                                                ---------       ---------       --------      --------      --------
                                                                  170,788          29,276        247,750        15,530       463,344
                                                                ---------       ---------       --------      --------      --------

Interest-bearing liabilities:
  Interest-bearing demand deposits                                111,837            --             --            --         111,837
  Savings                                                          28,380            --             --            --          28,380
  Certificates less than $100,000                                  43,201          88,178         39,872          --         171,251
  Certificates, $100,000 and over                                  24,660          20,608          5,079          --          50,347
  Other short-term borrowings                                       7,771            --             --            --           7,771
  Notes payable                                                       280              87            579         2,449         3,395
                                                                ---------       ---------       --------      --------      --------
                                                                  216,129         108,873         45,530         2,449       372,981
                                                                ---------       ---------       --------      --------      --------

Interest rate sensitivity gap                                   $ (45,341)      $ (79,597)      $202,220      $ 13,081      $ 90,363
                                                                =========       =========       ========      ========      ========

Cumulative interest rate sensitivity gap                        $ (45,341)      $(124,938)      $ 77,282      $ 90,363
                                                                =========       =========       ========      ========

Interest rate sensitivity gap ratio                                  0.79            0.27           5.44          6.34
                                                                =========       =========       ========      ========

Cumulative interest rate sensitivity gap ratio                       0.79            0.62           1.21          1.24
                                                                =========       =========       ========      ========

Investment Portfolio

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of the interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earnings assets. In particular, approximately 51% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 18% of the investment portfolio matures or reprices within one year.

Types of Investments

The amortized cost and fair value of securities are as follows:

                                                                           (Dollars in Thousands)
                                                       --------------------------------------------------------------
                                                                          Gross              Gross
                                                       Amortized       Unrealized          Unrealized         Fair
                                                          Cost            Gains              Losses           Value
                                                       -----------  ----------------  ------------------  -----------
Securities Available for Sale
  December 31, 1996:
    U.S. Treasury and government agencies               $81,882          $   299           $   (161)          $82,020
    Municipal securities                                    410             --                 --                 410
    Other securities                                      1,305             --                 --               1,305
    Mortgage-backed securities                            3,293                9                (11)            3,291
                                                        -------          -------           --------           -------
                                                        $86,890          $   308           $   (172)          $87,026
                                                        =======          =======           ========           =======

  December 31, 1995:
    U.S. Treasury and government agencies               $27,441          $   273           $    (18)          $27,696
    Municipal securities                                     90             --                 --                  90
    Other securities                                        976             --                 --                 976
    Mortgage-backed securities                              405                4               --                 409
                                                        -------          -------           --------           -------
                                                        $28,912          $   277           $    (18)          $29,171
                                                        =======          =======           ========           =======

Securities Held to Maturity
  December 31, 1996:
    U.S. Treasury and government agencies               $ 8,578          $    83           $    (56)          $ 8,605
    Municipal securities                                 20,706              531                (51)           21,186
    Other securities                                       --               --                 --                --
    Mortgage-backed securities                            5,529              144                (34)            5,639
                                                        -------          -------           --------           -------
                                                        $34,813          $   758           $   (141)          $35,430
                                                        =======          =======           ========           =======

  December 31, 1995:
    U.S. Treasury and government agencies               $11,817          $   193           $    (54)          $11,956
    Municipal securities                                 21,875              796                (36)           22,635
    Other securities                                        998                6               --               1,004
    Mortgage-backed securities                            7,698              266                (14)            7,950
                                                        -------          -------           --------           -------
                                                        $42,388          $ 1,261           $   (104)          $43,545
                                                        =======          =======           ========           =======

Maturities

The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to maturity classifications (a) one year or less, (b) after one year through five years, (c) after five years through ten years and (d) after ten years.

                                                     U.S. Treasury and
                                                    Other U.S. Agencies                State and
                                                      and Corporations             Political Subdivisions
                                                ---------------------------     --------------------------
                                                  Amount                         Amount
                                                -----------                    -----------
                                                (Dollars in                    (Dollars in
                                                 Thousands)       Yield (1)     Thousands)     Yield (1)(2)
                                                ------------      ---------    ------------    ------------
Maturity:
  One year or less                               $ 14,797           6.17%       $ 2,041           9.76%
  After one year through five years                77,605           6.33          9,613           7.86
  After five years through ten years                3,561           6.64          6,491           7.60
  After ten years                                   4,760           6.45          2,971           8.26
                                                 --------         --------      -------         --------
                                                 $100,723           6.32%       $21,116           8.02%
                                                 ========         ========      =======         ========

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a tax equivalent basis, using a tax rate of 34%.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding (in Thousands of Dollars) at the indicated dates is shown by the following table according to the type of loans.

                                                                 December 31,
                                             ------------------------------------------------
                                                1996      1995      1994      1993      1992
                                             --------  --------  --------  --------  --------
Real estate - construction                   $ 21,996  $ 10,585  $  8,144  $  8,318  $  9,576
Real estate - mortgage, other than farmland   184,884   166,999   139,274   156,924   138,604
Agricultural and real estate - farmland        43,858    41,893    41,345    34,911    27,690
Commercial and industrial                      42,997    46,123    47,344    42,546    44,141
Consumer instalment                           35,972    29,017    27,338    31,418    32,930
Other                                           4,625     4,544     3,990     1,696     2,925
                                             --------  --------  --------  --------  --------
                                              334,332   299,161   267,435   275,813   255,866
Less allowance for loan losses                  5,062     5,037     4,501     4,105     2,851
                                             --------  --------  --------  --------  --------
          Total loans                        $329,270  $294,124  $262,934  $271,708  $253,015
                                             ========  ========  ========  ========  ========

Maturities and Sensitivity to Changes in Interest Rates

Total loans after December 31, 1996 are shown in the following table according to maturity or repricing opportunities (a) one year or less (b) after one year through five years and (c) after five years.

                                                                    (Dollars in
                                                                     Thousands)

Maturity:
  After one year or less                                             $ 171,358
  After one year through five years                                    162,850
  After five years                                                         124
                                                                     ---------
                                                                     $ 334,332
                                                                     =========

The following table summarizes loans at December 31, 1996 with due dates after one year which (a) have predetermined interest rates and (b) have floating or adjustable interest rates.

                                                                    (Dollars in
                                                                     Thousands)

Predetermined interest rates                                         $  94,262
Floating or adjustable interest rates                                   68,712
                                                                     ---------
                                                                     $ 162,974
                                                                     =========

Records are not available to present the above information in each category listed under "Types of Loans" in the first paragraph above and cannot be reconstructed without undue burden.

Nonperforming Loans

The following table presents the aggregate amount of nonperforming loans (in thousands of dollars) for the categories indicated:

                                                                                December 31,
                                                          ------------------------------------------------------
                                                           1996        1995         1994        1993        1992
                                                          --------  ----------  -----------  ----------  -------
                                                                            (Dollars in Thousands)
                                                          ------------------------------------------------------
Loans accounted for on a nonaccrual basis                 $ 969       $ 601        $ 661       $ 580       $ 985

Instalment loans and term loans contractually
  past due ninety days or more as to interest
  or principal payments and still accruing                  620         624          444         397         697

Loans, the terms of which have been
  renegotiated to provide a reduction
  or deferral of interest or principal because
  of deterioration in the financial position
  of the borrower                                            --          --          --           --          --

Loans now current about which there are
  serious doubts as to the ability of the
  borrower to comply with present
  loan repayment terms                                       --          --          --           --          --

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above: (a) do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (b) do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

Commitments and Lines of Credit

In the ordinary course of business, the Company has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal, inventory or real estate requirements and have been approved by the Banks' Board of Directors. The Company has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Company uses the same credit policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                                             1996        1995
                                                          ----------   ---------
                                                          (Dollars in Thousands)
                                                          ----------------------

Commitments to extend credit                               $ 69,223    $ 60,329
Standby letters of credit                                     1,482       1,511
Bank card commitments                                        13,960       1,992
                                                           $ 84,665    $ 73,832

Summary of Loan Loss Experience

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $5,062,000 at December 31, 1996, representing 1.51% of year and total loans outstanding, compared with $5,037,000 at December 31, 1995, which represented 1.68% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Allocation for Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                                At December 31,
                                                                 -----------------------------------------------
                                                                         1996                    1995
                                                                 -----------------------  ----------------------
                                                                            Percent of               Percent of
                                                                             Loans in                 Loans in
                                                                            Category to              Category to
                                                                 Amount     Total Loans   Amount     Total Loans
                                                                 ------     -----------   ------     -----------
Commercial, financial, industrial and agricultural               $1,920          26%      $2,123          30%
Real estate                                                         309          62          378          59
Consumer                                                          1,568          12        1,277          11
Unallocated                                                       1,265          --        1,259          --
                                                                 ------         ---       ------         ---
                                                                 $5,062         100%      $5,037         100%
                                                                 ======         ===       ======         ===

Summary of Loan Loss Experience:

The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                               December 31,
                                                  --------------------------------------------------------------------
                                                    1996           1995           1994           1993           1992
                                                  ---------      --------       --------       --------       --------
                                                                          (Dollars in Thousands)
                                                  --------------------------------------------------------------------
Average amount of loans outstanding               $315,467       $286,320       $263,437       $263,531       $245,080
                                                  ========       ========       ========       ========       ========

Balance of reserve for possible loan losses
  at beginning of period                          $  5,037       $  4,501       $  4,105       $  2,851       $  2,373
                                                  --------       --------       --------       --------       --------

Charge-offs:
  Commercial, financial and agricultural               146            150            418            420            960
  Real estate - mortgage                                17            286             24             16             34
  Consumer                                             409             62            255            330            380
                                                  --------       --------       --------       --------       --------
                                                       572            498            697            766          1,374
                                                  --------       --------       --------       --------       --------
Recoveries:
  Commercial, financial and agricultural                63            178            193            195            252
  Real estate - mortgage                                23             13             45             17             84
  Consumer                                              98             90             82             75            100
                                                  --------       --------       --------       --------       --------
                                                       184            281            320            287            436
                                                  --------       --------       --------       --------       --------

          Net charge-offs                              388            217            377            479            938
                                                  --------       --------       --------       --------       --------

Additions to reserve charged to operating
  expenses                                             413            753            773          1,733          1,416
                                                  --------       --------       --------       --------       --------

          Balance of reserve for possible
            loan losses                           $  5,062       $  5,037       $  4,501       $  4,105       $  2,851
                                                  ========       ========       ========       ========       ========

Ratio of net loan charge-offs to
  average loans                                       0.12%          0.08%          0.14%          0.18%          0.38%
                                                  ========       ========       ========       ========       ========

Deposits

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits for the period indicated are presented below.

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                                 1996                       1995
                                                     --------------------------  -------------------------
                                                       Amount           Rate       Amount           Rate
                                                     -----------    -----------  ------------    ---------
                                                                     (Dollars in Thousands)
                                                     -----------------------------------------------------
Noninterest-bearing demand deposits                  $  79,985           --%     $  76,876            --%
Interest-bearing demand and savings deposits           131,144         2.71        125,583          2.76
Time deposits                                          193,536         5.54        158,570          5.42
                                                     ---------                   ---------
    Total deposits                                   $ 404,665                   $ 361,029
                                                     =========                   =========

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three months through twelve months and (c) over twelve months.

                                                                  (Dollars in
                                                                   Thousands)
                                                                  -----------
Three months or less                                               $  24,680
Over three months through twelve months                               20,608
Over twelve months                                                     5,079
                                                                   ---------
Total                                                              $  50,347
                                                                   =========

Return on Assets and Shareholders' Equity

The following rate of return information for the periods indicated is presented below.

                                           Year Ended December 31,
                                      -----------------------------
                                       1996        1995        1994
                                       ----        ----        ----
Return on assets (1)                   1.63%       1.67%       1.33%
Return on equity (2)                  16.72       17.03       15.15
Dividend payout ratio (3)             26.42       21.23       21.74
Equity to assets ratio (4)             9.75        9.81        8.79

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends declared per share divided by net income per share
(4)  Average equity divided by average total assets

Item 2.  Properties

     The Company's main banking branch and its executive offices are located at 333 West Broad Street, Albany, Georgia. The Company also has the following branches in Albany: a Third Avenue Branch at 1522 Third Avenue; an East Albany Branch at 2415 Sylvester Road; a Dawson Road Branch at 2616 Dawson Road; a South Slappey Branch at 1720 South Slappey Boulevard; and a North Slappey Branch at 2322 North Slappey Boulevard. The Company also has an office at 323 Pine Street in Albany which houses its accounting division and First State Mortgage. The Company's other branches are located in Bainbridge, Georgia at 103 N. West Street and 1200 E. Shotwell, Street; in Cuthbert, Georgia at 302 Broad Street; in Fort Gaines, Georgia at 215 S. Washington Street; in Leesburg, Georgia at 105 Walnut Avenue South; and in Cordele, Georgia at 123 South 7th Street and 1216 East 16th Street. The Company owns all of its properties, except its locations at 323 Pine Street and in St. Mary's which are leased.

Item 3. Legal Proceedings

     There are no material pending proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of the foregoing, is a party or has an interest adverse to the Company.

     On December 13, 1993, Frederick D. Ledbetter filed suit against FSB Albany in the U.S. District Court, Albany Division. The suit alleged certain fiduciary violations with respect to a revocable management trust established by Mr. Ledbetter at FSB Albany. The suit was based on dissatisfaction with a number of actions taken by the Board of Directors of the Company, including authorization of the stock offering which commenced December 2, 1993 (Count One), the failure of the Board of Directors to take affirmative action to sell the Company to a third party (Count Two) and the compensation of senior management of the Company (Count Three). The suit was later amended to add a fourth claim that the Bank improperly resigned as trustee of plaintiff's trust (Count Four). On March 15, 1995, the district court granted to FSB Albany summary judgment and complete dismissal of all claims. Mr. Ledbetter appealed the district court's judgment to the United States Court of Appeals for the Eleventh Circuit. On June 25, 1996, the Eleventh Circuit reversed the trial court's grant of summary judgment and remanded the case for trial before a jury. The suit was tried before a jury starting Tuesday, February 25, 1997 in U.S. District Court in Albany, Georgia. At the conclusion of the trial, the Court decided in favor of the plaintiff as a matter of law as to Count One, but left to the jury whether any damages should be awarded to plaintiff under Count One. On March 6, 1997, the jury returned its verdict in which it found the defendant not liable on Counts Two and Three of the suit and liable on Count Four of the suit. The jury awarded no compensatory damages under the two counts in which the jury and the Court found for plaintiff, and awarded $100 in nominal damages and $42,000 in attorneys' fees.

     In a matter related to the Ledbetter litigation discussed above, the Board of Directors of FSB Albany and First State received a derivative demand letter dated October 4, 1996, from Sarah Haley Hixon, a shareholder from Greenville, South Carolina. Ms. Hixon, through her attorneys, demanded that an action be filed against the directors of FSB Albany to indemnify FSB Albany for any liabilities which might arise from the Ledbetter litigation. In accordance with Georgia law, FSB Albany's Board established an independent committee to determine whether the demand was in the best interests of FSB

Albany and its shareholders. The Committee has not made any recommendations to the Board as of this date, nor has any litigation been filed in connection with Ms. Hixon's demand.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Market Price and Dividend Information" at page 9, and is hereby incorporated by reference.

Item 6. Selected Financial Data

     The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Consolidated Selected Financial Data" at page 11, and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 16 through 22, and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 24 through 55, and are hereby incorporated by reference.

     Consolidated financial statements:

          Independent Auditor's Report
          Consolidated Balance Sheets - December 31, 1996 and 1995
          Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Stockholders' Equity - Years
            ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows - Years ended December 31, 1996,
            1995 and 1994
          Notes to Consolidated Financial Statements

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 under the headings "Proposal 1 - Election of Directors - Nominees and Continuing Directors" at pages 2 through 4, "Executive Officers" at page 5, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 23.

Item 11. Executive Compensation

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 under the headings "Executive Compensation" at pages 11 through 19, "Board Compensation Committee Report on Executive Compensation" at pages 6 through 9, and "Performance Graph" at page 10.

Item 12. Ownership of Certain Beneficial Owners and Management

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 under the heading "Beneficial Ownership of Common Stock" at pages 19 through 23.

Item 13. Certain Relationships and Related Transactions

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 under the heading "Indebtedness of Directors and Officers" at page 6.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Items filed as part of this report:

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for Years Ended December 31, 1996,
            1995, and 1994

          Consolidated Statements of Stockholders' Equity for Years Ended
            December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows for Years Ended December 31,
            1996, 1995, and 1994

          Notes to Consolidated Financial Statements

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits Required by Item 601 of Regulation S-K

          Exhibit
          Number                               Description

          3.1 Articles of Incorporation of the Registrant, as amended through August 13, 1996

          3.2 (1)     Bylaws of the Registrant

          *10.1 (1) First State Bank & Trust Company Supplemental Executive Retirement Plan, dated June 1, 1990, as amended as of March 30, 1992

          *10.2 (1) Form of Salary Continuation Agreement between the Registrant and certain officers of the Registrant (Flatt, Lee and Wren) entered into in December 1991

          *10.3       Employment Agreement, dated May 8, 1996, between Douglas
                      E. Wren and the Registrant

          *10.4       Employment Agreement, dated May 8, 1996, between of James
                      L. Flatt and the Registrant

          *10.5 Employment Agreement, dated May 8, 1996, between Robert E. Lee and the Registrant

          *10.6 First State Corporation 1997 Stock Incentive Plan and related form of Incentive Stock Option Award Agreement

          *10.7 (1)   First State Corporation 1993 Stock Incentive Plan and
                      related form of Non-Qualified Stock Option Award and form of Restricted Stock Award Agreement

          *10.8 (1)   First State Corporation Outside Directors Stock Option
                      Plan, dated August 30, 1993 and related form of Non-Qualified Stock Option Award

          *10.9 (1)   Senior Management Incentive Compensation Plan of First
                      State Corporation, as amended August 30, 1993

          *10.10 Purchase and Assumption Agreement, dated March 19, 1996, between First State Bank & Trust Company and First Union National Bank of Georgia

          *10.11 (1)  Adoption Agreement for the Nonqualified Deferred
                      Compensation Plan for the Directors of the Citizens and Trust Company, dated June 28, 1982

          10.12 Revolving Credit and Term Loan Agreement, dated October 15, 1996, between First State Corporation and SunTrust Bank, Atlanta and the related Note and Stock Pledge and Security Agreement

          11.1        Statement re Computation of Per Share Earnings

          13.1 Financial Statements in the Company's 1996 Annual Report to Shareholders (incorporated by reference in Item 8 of this Report). Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1996 Annual Report to Shareholders is not deemed to be filed as a part of this Report.

          21.1 (1)    Subsidiaries of the Registrant

          23.1        Consent of Mauldin & Jenkins, LLC

          24.1 Power of attorney relating to this Form 10-K is set forth on the signature pages to this Form 10-K

          27.1        Financial Data Schedule (for SEC use only)

----------
(1) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement on Form S-1 (SEC File No. 33-71886).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


     (d)  Additional financial statements required by Regulations S-X:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST STATE CORPORATION


                                       By: /s/ Morgan G. Murphy
                                           -------------------------------
                                           Morgan G. Murphy
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Date: February 24, 1997


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Morgan G. Murphy and Douglas E. Wren, or either of them, as his attorneys-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                       Date
---------                        -----                       ----


/s/ Morgan G. Murphy             Chairman of the Board and   February 24, 1997
----------------------------     Chief Executive Officer*
Morgan G. Murphy


/s/ Temp S. Davis, III           Director                    February 24, 1997
----------------------------
Temp S. Davis, III


/s/ James D. Deal, Jr.           Director                    February 24, 1997
----------------------------
James D. Deal, Jr.

Signature                        Title                       Date
---------                        -----                       ----


/s/ Henry M. Goodyear, Jr.       Director                    February 24, 1997
----------------------------
Henry M. Goodyear, Jr.


____________________________     Director                    _________________
James Griffin, Jr.


/s/ G. William Hughey, III       Director                    February 24, 1997
----------------------------
G. William Hughey, III


/s/ A. Collins Knight, III       Director                    February 24, 1997
----------------------------
A. Collins Knight, III


/s/ John Temple Phillips, III    Director                    February 24, 1997
------------------------------
John Temple Phillips, III


/s/ Joseph B. Powell, Jr.        Director                    February 24, 1997
----------------------------
Joseph B. Powell, Jr.


/s/ Earle P. Spurlock            Director                    February 24, 1997
----------------------------
Earle P. Spurlock


/s/ William L. Walden            Director                    February 24, 1997
----------------------------
William L. Walden


/s/ Vernon H. Warren             Director                    February 24, 1997
----------------------------
Vernon H. Warren


/s/ Michael J. Wetherbee         Director                    February 24, 1997
----------------------------
Michael J. Wetherbee

Signature                        Title                       Date
---------                        -----                       ----


/s/ Douglas E. Wren              Director, President and     February 24, 1997
----------------------------
Douglas E. Wren                  Chief Operating Officer


/s/ Robert E. Lee                Senior Vice President and   February 24, 1997
----------------------------     Chief Financial Officer**
Robert E. Lee


*    Principal executive officer
**   Principal financial and accounting officer

                                 EXHIBIT INDEX

Exhibit                                                                  Page
Number                             Description                           Number

3.1          Articles of Incorporation of the Registrant, as amended
             through August 13, 1996                                     _____

3.2 (1)      Bylaws of the Registrant                                     N/A

*10.1 (1)    First State Bank & Trust Company Supplemental Executive
             Retirement Plan, dated June 1, 1990, as amended as of
             March 30, 1992                                               N/A

*10.2 (1)    Form of Salary Continuation Agreement between the
             Registrant and certain officers of the Registrant (Flatt,
             Lee and Wren) entered into in December 1991                  N/A

*10.3        Employment Agreement, dated May 8, 1996, between Douglas
             E. Wren and the Registrant                                  _____

*10.4        Employment Agreement, dated May 8, 1996, between of James
             L. Flatt and the Registrant                                 _____

*10.5        Employment Agreement, dated May 8, 1996, between Robert
             E. Lee and the Registrant                                   _____

*10.6        First State Corporation 1997 Stock Incentive Plan and
             related form of Incentive Stock Option Award Agreement      _____

*10.7 (1)    First State Corporation 1993 Stock Incentive Plan and
             related form of Non-Qualified Stock Option Award and form
             of Restricted Stock Award Agreement                          N/A

*10.8 (1)    First State Corporation Outside Directors Stock Option
             Plan, dated August 30, 1993 and related form of
             Non-Qualified Stock Option Award                             N/A

*10.9 (1)    Senior Management Incentive Compensation Plan of First
             State Corporation, as amended August 30, 1993                N/A

*10.10       Purchase and Assumption Agreement, dated March 19, 1996,
             between First State Bank & Trust Company and First Union
             National Bank of Georgia                                    _____

*10.11 (1)   Adoption Agreement for the Nonqualified Deferred
             Compensation Plan for the Directors of the Citizens and
             Trust Company, dated June 28, 1982                           N/A

10.12        Revolving Credit and Term Loan Agreement, dated October
             15, 1996, between First State Corporation and SunTrust
             Bank, Atlanta and the related Note and Stock Pledge and
             Security Agreement                                          _____

11.1         Statement re Computation of Per Share Earnings              _____

13.1         Financial Statements in the Company's 1996 Annual Report
             to Shareholders (incorporated by reference in Item 8 of
             this Report). Except with respect to those portions
             specifically incorporated by reference into this Report,
             the Company's 1996 Annual Report to Shareholders is not
             deemed to be filed as a part of this Report.                _____

21.1 (1)     Subsidiaries of the Registrant                               N/A

23.1         Consent of Mauldin & Jenkins, LLC

24.1         Power of attorney relating to this Form 10-K is set forth
             on the signature pages to this Form 10-K                    _____

27.1         Financial Data Schedule


----------
(1) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement on Form S-1 (SEC File No. 33-71886).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.