Form 10-Q
period 1997-03-31
FIRST STATE CORP /GA/
filed 1997-05-14
CIK 319399

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/ QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE EXCHANGE ACT 1934
    For the transition period from ________ to ________

                       Commission File Number: 0-23890

                            FIRST STATE CORPORATION
            (Exact name of registrant as specified in its charter)


         Georgia                                       58-1439347
         -------                                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                   333 W. Broad Avenue, Albany, Georgia 31703
                     (Address of principal executive offices)

                                 (912) 432-8000
             (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    /X/      No    / /
                            ------         ------

                     APPLICABLE-ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.

    4,549,918 shares

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The following financial statements are provided for First State Corporation and subsidiaries:

    A. Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.

    B. Consolidated Statements of Income for the three months ended March 31, 1997 and 1996.

    C. Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996.

    The consolidated statements furnished have not been examined by independent certified public accountants, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations. Results of operations for the three months are not necessarily indicative of the results of operations for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                          (Dollars in Thousands)

                                                                                           MARCH 31,   DECEMBER 31,
ASSETS                                                                                       1997          1996
----------------------------------------------------------------------------------------  -----------  ------------
Cash and due from banks                                                                       25,638        30,151
Interest-bearing deposits in banks                                                             1,464         6,298
Investment securities--held to maturity                                                       32,916        34,813
Investment securities--available for sale                                                     87,235        87,026
Federal funds sold                                                                                 0           875
Loans                                                                                        343,989       334,332
Less allowance for loan losses                                                                 5,175         5,062
                                                                                             -------       -------
      Loans, net                                                                             338,814       329,270
                                                                                             -------       -------
Premises and equipment, net                                                                   10,465        10,358
Other assets                                                                                  17,448        17,708
                                                                                             -------       -------
                                                                                             513,980       516,499
                                                                                             -------       -------
                                                                                             -------       -------

Liabilities & Stockholders' Equity

Deposits
  Noninterest bearing demand                                                                  85,883        90,636
  Interest-bearing demand                                                                    110,693       111,837
  Savings                                                                                     29,935        28,380
  Time, $100,000 and over                                                                     57,187        50,347
  Other time                                                                                 169,889       171,251
                                                                                             -------       -------
    Total deposits                                                                           453,587       452,451
                                                                                             -------       -------

Federal funds purchased and securities sold under repurchase agreements                        3,900         7,771
Debenture bonds and notes payable                                                              3,116         3,395
Other liabilities                                                                              4,329         4,752
                                                                                             -------       -------
  Total liabilities                                                                          464,932       468,369

Stockholders' Equity
7% cumulative nonvoting preferred stock, par value $50; 100,000 shares authorized; no shares issued
Common stock, par value $1; 20,000,000 shares authorized: 4,549,918 shares
  and 4,549,588 shares issued                                                                  4,550         4,550
Additional paid-in capital                                                                     2,351         2,348
Retained earnings                                                                             42,438        41,142
Net unrealized gains (losses) on available for sale securities (net of taxes)                   (291)           90
                                                                                             -------       -------
  Total stockholders' equity                                                                  49,048        48,130
                                                                                             -------       -------
                                                                                             513,980       516,499
                                                                                             -------       -------
                                                                                             -------       -------

                                   3

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                 For the periods ended March 31, 1997 and 1996
               (Dollars in Thousands, except earnings per share)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------
Interest Income
  Interest and fees on loans                                         $   8,059  $   7,285
  Interest on investment securities
    Taxable                                                              1,582        847
    Nontaxable                                                             272        324
  Interest on federal funds sold                                             6        144
  Interest on deposits in banks                                             68        142
                                                                     ---------  ---------
                                                                     $   9,987  $   8,742
                                                                     ---------  ---------
Interest Expense
  Interest on deposits                                               $   3,946  $   3,325
  Interest on federal funds purchased and
   securities sold under repurchase agreements                              49         48
  Interest on other borrowings                                              60          6
                                                                     $   4,055  $   3,379
                                                                     ---------  ---------
    Net interest income                                                  5,932      5,363
  Provision for loan losses                                                180        144
  Net interest income after
   provision for loan losses                                         $   5,752  $   5,219

Other Income
  Service charges on deposit accounts                                      824        705
  Other loan income                                                        387        675
  Trust department income                                                  301        300
  Other                                                                    145        111
                                                                     ---------  ---------
                                                                     $   1,657    $ 1,791
Other Expense
  Salaries and employee benefits                                     $   2,441    $ 2,454
  Equipment and occupancy, net                                             873        750
  Data processing expense                                                  194        177
  Stationery and supplies                                                  113        106
  Advertising and marketing                                                204        120
  Amortization of intangible assets                                        183         59
  Other operating expenses                                                 750        820
                                                                 --------------  ------------
                                                                     $   4,758    $ 4,486
                                                                 --------------  ------------
    Income before taxes                                                  2,651      2,524
  Applicable income taxes                                                  854        763
                                                                  -------------- ------------
Net Income                                                           $   1,797  $   1,761
                                                                   -------------  -----------
                                                                   -------------  -----------
  Per share of common stock, fully diluted
    Net Income                                                       $    0.38  $    0.37
                                                                   -------------  -----------

                        FIRST STATE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the periods ended March 31, 1997 and 1996
                                 (Dollars in Thousands)


                                                            1997       1996
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                  1,797      1,761
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                 585        382
Provision for loan losses                                     180        144
Provision for deferred tax benefits                           (51)        (9)
Increase in taxes payable                                     534        809
Decrease in interest payable                                  (72)        (5)
Decrease in interest receivable                               248        245
Other prepaids, deferrals and accruals, net                  (809)        75
                                                        -----------  -------------
    Total adjustments                                         615      1,641
                                                        -----------  -------------
    Net cash provided by operating activities               2,412      3,402
                                                        -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest bearing deposits with banks            4,834      4,776
Proceeds from maturities of securities held to
  maturity                                                  1,897      3,008
Proceeds from maturities of securities held for sale        8,035        989
Purchase of securities held to maturity                         0     (4,411)
Purchase of securities held for sale                       (8,821)   (11,287)
Decrease in federal funds sold                                875      6,469
Increase in loans                                          (9,724)    (4,269)
Purchase of premises and equipment                           (509)      (403)
                                                         ---------- ------------
    Net cash used in investing activities                  (3,413)    (5,128)
                                                         ---------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options                         2          0
Increase (decrease) in deposits                             1,136     (2,412)
Increase (decrease) in federal funds purchased
  and securities sold under repurchase
  agreements                                               (3,871)       538
Principal payments on debt                                   (279)      (885)
Dividends paid                                               (500)      (427)
                                                         ---------- ------------

    Net cash used in financing activities                  (3,512)    (3,186)
                                                         ---------- ------------
Net decrease in cash and due from banks                    (4,513)    (4,912)
Cash and due from banks at beginning of period             30,151     26,130
                                                         ---------- ------------
Cash and due from banks at end of period                   25,638     21,218
                                                         ---------- ------------
                                                         ---------- ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest on deposits and other borrowings                4,126      3,383

PER SHARE INFORMATION

    A 3-for-2 stock split had been declared effective May 20, 1997 to shareholders of record May 10, 1997, at the time of this filing. Had the financial statements been restated for this split, the following information would have changed:

                                               QUARTER ENDED      QUARTER ENDED
                                              MARCH 31, 1997     MARCH 31, 1996
                                            -----------------  -----------------
Net income per share, fully diluted........  $     .25          $     .25
                                             AT                 AT
                                             MARCH 31, 1997     MARCH 31, 1996
                                            --------------      --------------
Common shares outstanding..................  6,824,877          6,824,382

                      FIRST STATE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

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

         BASIS OF FINANCIAL STATEMENT PRESENTATION

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SECURITIES

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Marketable equity securities are carried at fair value with net unrealized gains and losses included in stockholders' equity. Other equity securities without a readily determinable fair value are carried at cost.

            Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

         LOANS HELD FOR SALE

            Loans held for sale include mortgage and other loans and are carried at the lower of aggregate cost or fair value.

         LOANS

            Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

            Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

            The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOANS (CONTINUED)

            The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

            A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on the observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral.

            If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PREMISES AND EQUIPMENT

            Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         OTHER REAL ESTATE OWNED

            Other real estate owned represents properties acquired through foreclosure and acquisition. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sales and any subsequent adjustment to the value are recorded as other expenses.

         INTANGIBLE ASSETS

            Intangible assets arising from excess of purchase price over net assets acquired of purchased banks are being amortized on the straight-line method over various periods not exceeding 25 years. Premiums paid for deposits are being amortized on the straight-line basis over 15 years.

         INCOME TAXES

            The Company and its subsidiaries file a consolidated income tax return. Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

            Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized.
            A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

         EARNINGS PER SHARE

            Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All per share amounts for prior periods have been adjusted to reflect the 3-for-2 stock split effected in the form of a 50% stock dividend effective July 1, 1996.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CAPITAL REQUIREMENTS

            The minimum capital requirements to be "well capitalized" and the actual capital ratios for the Company at March 31, 1997, and December 31, 1996, are as follows:

                                                        ACTUAL RATIO
                                                  ------------------------
                                                  MARCH        DECEMBER      REGULATORY
                                                  31, 1997     31, 1996      MINIMUM
                                                -----------   -----------  -----------
Tier-1 Leverage Ratio......................        8.42%        7.99%          5.00%

Tier-1 Risk Based Capital Ratio............       13.00%       12.98%          6.00%

Total Risk Based Capital Ratio.............       14.26%       14.24%         10.00%


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Three months ended March 31, 1997 compared to the three
                          months ended March 31, 1996

RESULTS OF OPERATIONS

INTEREST INCOME

    Interest income for the quarter ended March 31, 1997 was $9,987,000, as compared to $8,742,000 in the same period of 1996. This is an increase of $1,245,000, or 14.24%. The increase can be attributed to growth in quarterly average earning assets to $462,640,000 at 3/31/97 from $393,277,000 at
3/31/96, an increase of 17.64%. The effect of the increase in earning assets was partially offset by the effect of a drop in average loan and investment yields. Average loan yield declined from 9.76% for the quarter ended March 31, 1996, to 9.72% for the quarter ended March 31, 1997, a decrease of 0.04%. Average yields on investments, federal funds sold, and interest-bearing deposits as a group declined slightly from 6.29% for the quarter ended March 31, 1996, to 6.19% for the quarter ended March 31, 1997, a decrease of 0.10%.

    The increase in average earning assets was the result of a 12.06% increase in average loan balances and a 35.62% increase in average balances of investments (including federal funds sold and interest-bearing deposits) as compared to the quarter ended March 31, 1996. The increase in investments was primarily due to funds acquired in the August 9, 1996 acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA.

INTEREST EXPENSE

    Interest expense for the three months ended March 31, 1997 was $4,055,000, as compared to $3,379,000 for the first quarter of 1996. This is an increase of $676,000, or 20.01%. The increase is due to an increase in average deposit balances of $69.5 million, or 18.40%, since March 31, 1996. Deposit expense averaged 3.58% of deposit balances for the first quarter of 1997, up slightly from the 3.54% figure for the first quarter of 1996. An analysis of average deposit balances also shows a 3.90% shift in deposit composition to savings and time deposits (with higher interest rates) since the first quarter of 1996.

    Interest on borrowings during the first quarter of 1997 was $60,000, up from the first quarter of 1996, when interest on borrowings totaled $6,000. The Corporation's debt is related to the matching of one large variable-rate commercial loan with a variable-rate borrowing of the same maturity.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended March 31, 1997 was $180,000 as compared to $144,000 for the three months ended March 31, 1996. The current provision maintains the allowance for loan losses at levels deemed acceptable by management and the regulators of the affiliated institutions. In anticipation of loan growth in 1997, management increased the loan loss provision to maintain a proportionate level of reserves.

OTHER INCOME

    Noninterest income for the quarter ended March 31, 1997 was $1,657,000, versus $1,791,000 for the first quarter of 1996. The net decrease of $134,000 in other income is the result of two factors: a decrease in volume of loan sales in the secondary market caused other loan income to decline by $288,000 and, offsetting these effects, service charges on deposit accounts increased by $119,000 over the first quarter of 1996. Service charges were higher due to the increased number of accounts due to the First Union deposit acquisition.

OTHER EXPENSES

    Other noninterest expenses were $4,758,000 in the first quarter of 1997, a 6.06% increase from the $4,486,000 reported in the same period of 1996. The $272,000 increase is due to a number of factors. First, amortization of intangibles attributable to the First Union deposit acquisition resulted in an increase in intangible expense of $124,000. Secondly, the Company experienced increased equipment expenses and depreciation charges related to upgrades to the Corporation's data processing systems, which resulted in $128,000 of additional expense. Finally, the Company's other operating expenses rose by $42,000. The increase was due to (a) an $84,000 increase in advertising and marketing; (b) a $24,000 increase in operational losses (chiefly due to two robberies in the first quarter of 1997); (c) a $20,000 increase in training expense; (d) a $19,000 increase in postage expense; offset by (e) a decline in other real estate expenses of $61,000 and (f) a decline in consulting fees of $48,000.

NET INCOME

    Net income for the first quarter of 1997 was $1,797,000, as compared to $1,761,000 during the first quarter of 1996. This represents an increase of 2.04%. Fully-diluted earnings per share for the quarter was $.38 per share, up $.01 from the split-adjusted first quarter 1996 figure of $.37 per share.

    The increase in earnings for the first quarter of 1997 was the result of an increase in net interest income (up $569,000 or 10.61%, from the first quarter of 1996), primarily due to the net increase in assets resulting from the third quarter 1996 acquisition of First Union deposits in Dougherty County, GA. This increase was offset by (a) a decrease in noninterest income (down $134,000 or 7.48% from the first quarter of 1996), due to decreased activity in the First State Mortgage lending division, (b) an increase in noninterest expenses (up $272,000, or 6.06% from the first quarter of 1996), due to increased amortization of intangibles attributable to the First Union deposit acquisition and due to increased depreciation charges related to upgrades to the Corporation's data processing systems, and (c) an increase in the Corporation's provision for income taxes (up $91,000, or 11.93% from the first quarter of 1996).

    The Corporation's net income for the first quarter of 1997 was on target with management's expectations for the quarter.

BALANCE SHEET COMMENTS

    Total assets at March 31, 1997 were $513,980,000, as compared to $516,499,000 at year-end 1996, a decrease of 0.49%. The small change is the result of several factors: (a) cash and interest bearing deposits, declined by $9,347,000; (b) investments held-to-maturity declined by

$1,897,000 due to maturities of municipal bonds; and, (c), other assets declined by $260,000 primarily due to a reduction in intangible assets through amortization; these decreases were partially offset by (d) net loan growth of $9,544,000, or 2.90%, since year-end 1996 and (e) premises and equipment balance growth of $107,000 due to the purchase of computer equipment.

    Deposits at March 31, 1997 were $453,587,000, having increased $1,136,000, or 0.25%, since December 31, 1996. The composition of the Company's deposits continues to trend toward higher-yielding time deposits. The total of savings deposits, time deposits over $100,000 and other time deposits has increased as a percentage of overall deposits since year-end 1996, from 55.25% of the deposit base at December 31, 1996, to 56.66% at March 31, 1997.

    Debenture bonds and notes payable, and federal funds purchased and securities sold under repurchase agreements decreased by $4,150,000 to $7,016,000 at March 31, 1997. Securities sold under repurchase agreements accounted for most of the decrease. The $3,116,000 in debentures and notes payable consists entirely of funds borrowed under a note payable to the Federal Home Loan Bank of Atlanta to match and fund a variable-rate commercial loan. Federal funds purchased declined by $1,000,000 in the first quarter of 1997.

CAPITAL RESOURCES

    Stockholders' equity at March 31, 1997 totaled $49,048,000, as compared to $48,130,000 at year-end 1996. This is an increase of 1.91%. At March 31, 1997, total capital was 9.54% of total assets. Due to changes in market conditions, the FAS 115 allowance for unrealized gains (losses) on securities changed by $381,000 during the quarter, resulting in a reduction of capital of $291,000 at quarter-end.

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

    Liquidity is monitored on a regular basis by management and the Company's Asset Liability Management Committee, and by state and federal regulatory authorities. Regulatory guidelines and management policies of the Company establish liquidity ratios that must be maintained. The current liquidity levels are considered satisfactory.

OUTLOOK FOR THE REMAINDER OF 1997 AND FORWARD LOOKING STATEMENT

    The remainder of 1997 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new market areas through profitable bank acquisitions and branch purchases. Our philosophy remains to provide the services, products, and customer service that our customers have come to expect, while further enhancing stockholder value.

    In order for the Company to sustain the track record of growth established over the past several years, both internal and external growth must occur. While we strive for core internal growth of the Company, factors outside our control could affect future growth opportunitites.

                           PART II--OTHER INFORMATION

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

    On December 31, 1993, Frederick D. Ledbetter filed suit against FSB Albany in the U. S. District Court, Albany Division. The suit alleged certain fiduciary violations with respect to a revocable management trust established by Mr. Ledbetter at FSB Albany. The suit was based on dissatisfaction with a number of actions taken by the Board of Directors of the Company, including authorization of the stock offering which commenced December 2, 1993 (Count
One), the failure of the Board of Directors to take affirmative action to sell the Company to a third party (Count Two) and the compensation of senior management of the Company (Count Three). The suit was later amended to add a fourth claim that the Bank improperly resigned as trustee of plaintiff's trust (Count Four). On March 15, 1995, the district court granted to FSB Albany summary judgment and complete dismissal of all claims. Mr. Ledbetter appealed the district court's judgment to the United States Court of Appeals for the Eleventh Circuit. On June 25, 1996, the Eleventh Circuit reversed the trial court's grant of summary judgment and remanded the case for trial before a jury. The suit was tried before a jury starting Tuesday, February 25, 1997 in U. S. District Court in Albany, Georgia. At the conclusion of the trial, the Court decided in favor of the plaintiff as a matter of law as to Count One, but left to the jury whether any damages should be awarded to plaintiff under Count One. On March 6, 1997, the jury returned its verdict in which it found the defendant not liable on Counts Two and Three of the suit and liable on Count Four of the suit. The jury awarded no compensatory damages under the two counts in which the jury and the Court found for plaintiff, and awarded $100 in nominal damages and $42,000 in attorneys' fees. The parties agreed not to appeal the verdict and judgment, and on April 23, 1997, FSB Albany paid $42,100 plus interest and costs, in satisfaction of the judgment.

    In a matter related to the Ledbetter litigation discussed above, the Board of Directors of FSB Albany and First State received a derivative demand letter dated October 4, 1996, from Sarah Haley Hixon, a shareholder from Greenville, South Carolina. Ms. Hixon, through her attorneys, demanded that an action be filed against the Directors of FSB Albany to indemnify FSB Albany for any liabilities which might arise from the Ledbetter litigation. In accordance with Georgia law, FSB Albany's Board established an independent committee to determine whether the demand was in the best interests of FSB Albany and its shareholders. First State Corporation's Board has also established an independent committee to determine whether the demand was in the best interests of First State Corporation and its shareholders. Neither Committee has made any recommendations to either Board as of this date, nor has any litigation been filed in connection with Ms. Hixon's demand.


ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - 27 Financial Data Schedule (for SEC use only)
B. There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST STATE CORPORATION


May 9, 1997                                     signed
------------------------                      --------------------------
 Date                                          Douglas E. Wren,
                                               President & Chief Operating
                                                Officer


May 9, 1997                                     signed
-------------------------                      ----------------------------
 Date                                           Robert E. Lee,
                                                Senior Vice President and
                                                Chief Financial Officer