Form 10-Q
period 1997-06-30
FIRST STATE CORP /GA/
filed 1997-08-12
CIK 319399

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934

    For the transition period from            to
                                  -----------     -----------------

                          Commission File Number: 0-23890

                               FIRST STATE CORPORATION
              (Exact name of registrant as specified in its charter)

             GEORGIA                                    58-1439347
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

                               Yes  X      No

                      APPLICABLE-ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997.

    6,853,808 shares

                           PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

   The following financial statements are provided for First State Corporation and subsidiaries:

        A. Consolidated Balance Sheets as of June 30, 1997 and December 31,
           1996.

        B.  Consolidated Statements of Income for the three months ended
            June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996.

        C. Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

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

                    FIRST STATE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30,    DECEMBER 31,
Assets                                                                                        1997          1996
                                                                                           -----------  -------------
Cash and due from banks..................................................................      23,193        30,151
Interest-bearing deposits in banks.......................................................      17,516         6,298
Investment securities--held to maturity..................................................      32,514        34,813
Investment securities--available for sale................................................      86,657        87,026
Federal funds sold.......................................................................           0           875
Loans....................................................................................     365,861       334,332

Less allowance for loan losses...........................................................       5,212         5,062
                                                                                           -----------  -------------
      Loans, net.........................................................................     360,649       329,270

Premises and equipment, net..............................................................      10,006        10,358
Other assets.............................................................................      17,470        17,708
                                                                                           -----------  -------------
Total Assets.............................................................................     548,005       516,499
                                                                                           -----------  -------------
                                                                                           -----------  -------------
Liabilities & Stockholders' Equity
Deposits
  Noninterest-bearing demand.............................................................      98,619        90,636
  Interest-bearing demand................................................................     108,465       111,837
  Savings................................................................................      29,389        28,380
  Time, $100,000 and over................................................................      77,984        50,347
  Other time.............................................................................     165,544       171,251
                                                                                           -----------  -------------
      Total deposits.....................................................................     480,001       452,451
Federal funds purchased and securities sold under repurchase agreements..................       9,227         7,771
Debenture bonds and notes payable........................................................       3,087         3,395
Other liabilities........................................................................       5,059         4,752
                                                                                           -----------  -------------
      Total Liabilities..................................................................     497,374       468,369
Stockholders' Equity
7% cumulative nonvoting preferred stock, par value $50; 100,000 shares authorized; 0 shares issued..........................................................................
Common stock, par value $1; 20,000,000 shares authorized: 6,853,808 shares and 6,828,537
  shares issued..........................................................................       6,854         6,829
Additional paid-in capital...............................................................         232            69
Retained earnings........................................................................      43,519        41,142
Net unrealized gains on available for sale securities (net of taxes).....................          26            90
                                                                                           -----------  -------------
      Total Stockholders' Equity.........................................................      50,631        48,130
                                                                                           -----------  -------------
Total Liabilities and Stockholders'
Equity...................................................................................     548,005       516,499
                                                                                           -----------  -------------

                    FIRST STATE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
Interest Income
  Interest and fees on loans.................................................  $   8,519  $   7,399  $  16,578  $  14,684
  Interest on investment securities
    Taxable..................................................................      1,583        885      3,165      1,732
    Nontaxable...............................................................        264        323        536        647
  Interest on federal funds sold.............................................         13         30         19        174
  Interest on deposits in banks..............................................         44         56        112        198
                                                                               ---------  ---------  ---------  ---------
                                                                               $  10,423  $   8,693  $  20,410  $  17,435
                                                                               ---------  ---------  ---------  ---------
Interest Expense
  Interest on deposits.......................................................  $   4,175  $   3,178  $   8,121  $   6,503
  Interest on federal funds purchased and securities sold under repurchase
    agreements...............................................................         63         38        112         86
Interest on other borrowings.................................................         59          3        119          9
                                                                               ---------  ---------  ---------  ---------
                                                                               $   4,297  $   3,219  $   8,352  $   6,598
                                                                               ---------  ---------  ---------  ---------
    Net interest income......................................................      6,126      5,474     12,058     10,837
  Provision for loan losses..................................................        315        124        495        268
                                                                               ---------  ---------  ---------  ---------
    Net interest income after provision for loan losses......................  $   5,811  $   5,350  $  11,563  $  10,569
                                                                               ---------  ---------  ---------  ---------
Other Income
  Service charges on deposit accounts........................................        876        711      1,700      1,416
  Other loan income..........................................................        395        537        782      1,212
  Trust department income....................................................        301        300        602        600
  Other......................................................................        119        117        264        228
                                                                               ---------  ---------  ---------  ---------
                                                                               $   1,691  $   1,665  $   3,348  $   3,456
                                                                               ---------  ---------  ---------  ---------
Other Expense
  Salaries and employee benefits.............................................      2,440      2,345  $   4,881  $   4,799
  Equipment and occupancy, net...............................................        906        743      1,779      1,493
  Data processing expense....................................................        247        241        476        418
  Stationery and supplies....................................................        104        101        217        207
  Amortization of intangible assets..........................................        182         58        365        117
  Legal fees.................................................................        401         57        468        120
  Advertising and marketing..................................................        142        110        346        230
  Other operating expenses...................................................        590        772      1,238      1,529
                                                                               ---------  ---------  ---------  ---------
                                                                                   5,012      4,427  $   9,770  $   8,913
                                                                               ---------  ---------  ---------  ---------
    Income before taxes......................................................      2,490      2,588      5,141      5,112
  Applicable income taxes....................................................        793        865      1,647      1,628
                                                                               ---------  ---------  ---------  ---------
Net Income...................................................................  $   1,697  $   1,723  $   3,494  $   3,484
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
  Per share of common stock
    Net Income per share, fully-diluted......................................       0.24       0.24       0.49       0.50

                    FIRST STATE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      PERIOD ENDED JUNE 30, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                                                                    1997       1996
                                                                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income......................................................................................      3,494      3,484
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................................      1,186        790
  Net loss (gain) on sale of other real estate and fixed assets.................................         10         (5)
  Provision for loan losses.....................................................................        495        268
  Provision for deferred tax benefits...........................................................        (83)       (52)
Increase in taxes payable.......................................................................          9        818
Increase (decrease) in interest payable.........................................................        290       (149)
Increase in interest receivable.................................................................       (186)      (150)
Other prepaids, deferrals and accruals, net.....................................................        183        729
                                                                                                  ---------  ---------
      Total adjustments.........................................................................      1,904      2,249
                                                                                                  ---------  ---------
  Net cash provided by operating activities.....................................................      5,398      5,733
CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest bearing deposits in banks....................................................    (11,218)    12,695
Proceeds from maturities of securities held to maturity.........................................      2,299      5,932
Proceeds from maturities of securities held for sale............................................      9,846      3,996
Purchase of securities held to maturity.........................................................          0     (4,411)
Purchase of securities held for sale............................................................     (9,574)   (15,047)
Decrease in federal funds sold..................................................................        875      8,558
Increase in loans...............................................................................    (31,874)   (16,473)
Sales of premises and equipment.................................................................        517        330
Purchases of premises and equipment.............................................................       (996)    (1,061)
                                                                                                  ---------  ---------
  Net cash used in investing activities.........................................................    (40,125)    (5,481)
                                                                                                  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits.................................................................     27,550    (12,805)
Increase in federal funds purchased and securities sold under repurchase agreements.............      1,456      8,027
Principal payments on debt......................................................................       (308)      (885)
Proceeds from long-term debt....................................................................          0      3,200
Purchase of fractional shares...................................................................         (1)         0
Proceeds from exercise of stock options.........................................................        189          0
Dividends paid..................................................................................     (1,117)      (930)
                                                                                                  ---------  ---------
  Net cash provided by (used in) financing activities...........................................     27,769     (3,393)
                                                                                                  ---------  ---------
Net decrease in cash and due from banks.........................................................     (6,958)    (3,141)
Cash and due from banks at beginning of period..................................................     30,151     26,130
                                                                                                  ---------  ---------
Cash and due from banks at end of period........................................................     23,193     22,989
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and other borrowings...................................................      8,062      6,747
    Federal income taxes paid...................................................................      1,717        809

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

                    FIRST STATE CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    FIRST STATE CORPORATION AND SUBSIDIARIES

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

                    FIRST STATE CORPORATION AND SUBSIDIARIES

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

                    FIRST STATE CORPORATION AND SUBSIDIARIES

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

EARNINGS PER SHARE

    Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All per share amounts for prior periods have been adjusted to reflect the 3-for-2 stock split effected in the form of a 50% stock dividend effective July 1, 1996 and the 3-for-2 stock split effected in the form of a 50% stock dividend effective May 20, 1997.

                    FIRST STATE CORPORATION AND SUBSIDIARIES

NOTE 2. CAPITAL REQUIREMENTS

    The minimum capital requirements to be "well capitalized" and the actual capital ratios for the Company at June 30,1997, and December 31, 1996, are as follows:

                                --Actual Ratio--

                                       JUNE 30,     DECEMBER 31,    REGULATORY
                                         1997           1996          MINIMUM
                                      -----------  ---------------  -----------

Tier-1 Leverage Ratio..................  8.46%          7.99%          5.00%
Tier-1 Risk Based Capital Ratio........ 12.14%         12.98%          6.00%
Total Risk Based Capital Ratio......... 13.39%         14.24%         10.00%

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Three months ended June 30, 1997 compared to the three months ended
                                June 30, 1996
                                      and
 Six months ended June 30, 1997 compared to the six months ended June 30, 1996

RESULTS OF OPERATIONS

INTEREST INCOME

    Interest income for the quarter ended June 30, 1997 was $10,423,000, as compared to $8,693,000 in the same period of 1996. This is an increase of $1,730,000, or 19.90%. The increase can be attributed to growth in quarterly average earning assets to $477,966,000 at 6/30/97 from $391,884,000 at 6/30/96, an increase of 21.97%. The effect of the increase in earning assets was partially offset by the effect of a drop in average loan yields. Average loan yield declined from 9.73% for the quarter ended June 30, 1996, to 9.67% for the quarter ended June 30, 1997, a decrease of 0.06%. Average yields on investments, federal funds sold, and interest-bearing deposits as a group grew slightly from 6.05% for the quarter ended June 30, 1996, to 6.13% for the quarter ended June 30, 1997, an increase of 0.08%.

    The increase in average earning assets was the result of a 15.57% increase in average loan balances and a 44.70% increase in average balances of investments (including federal funds sold and interest-bearing deposits) as compared to the quarter ended June 30, 1996. The increase in investments was primarily due to funds acquired in the August 9, 1996 acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA.

    Interest income for the six months ended June 30, 1997 was $20,410,000, as compared to $17,435,000 in the same period of 1996. This is an increase of $2,975,000, or 17.06%. The increase can be primarily attributed to growth in year-to-date average earning assets to $470,323,000 at 6/30/97 from $392,638,000 at 6/30/96, an increase of 19.79%. The effect of the increase in earning assets was slightly offset by the effect of a drop in average loan and investment yields. Average loan yield declined slightly from 9.75% for the six months ended June 30, 1996, to 9.69% for the six months ended June 30, 1997, a decrease of 0.06%. Average yields on investments, federal funds sold, and interest-bearing deposits as a group declined slightly from 6.17% for the six months ended June 30, 1996, to 6.16% for the quarter ended June 30, 1997, a decrease of 0.01%.

    The increase in average earning assets was the result of a 13.84% increase in six-month average loan balances and a 39.89% increase in six-month average balances of investments (including federal funds sold and interest-bearing deposits) as compared to the six month average balances at June 30, 1996. As stated above, the increase in investments was primarily due to funds acquired in the August 9, 1996 acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA.

INTEREST EXPENSE

    Interest expense for the three months ended June 30, 1997 was $4,297,000, as compared to $3,219,000 for the second quarter of 1996. This is an increase of $1,078,000, or 33.49%. The increase is due to an increase in average deposit balances of $85.6 million, or 22.92%, since June 30, 1996. Deposit expense averaged 3.65% of deposit balances for the second quarter of 1997, up from the 3.42% figure for the second quarter of 1996. An analysis of average deposit balances also shows a 4.84% shift in deposit composition to savings and time deposits (with higher interest rates) since the second quarter of 1996.

    Interest on federal funds purchased and securities sold under repurchase agreements amounted to $63,000 as compared to $38,000 for the second quarter of 1996. This was primarily due to an increase in the average balance of securities sold under repurchase agreements. Interest on other borrowings during the second quarter of 1997 was $59,000, up from the second quarter of 1996, when interest on borrowings totaled $3,000. The Corporation has long-term debt related to the matching of one large variable-rate commercial loan with a variable-rate borrowing of the same maturity and thus incurs this expense item.

    Interest expense for the six months ended June 30, 1997 was $8,352,000, as compared to $6,598,000 for the second quarter of 1996. This is an increase of $1,754,000, or 26.58%. The increase is due to an increase in six-month average deposit balances of $78.0 million, or 20.77%, as compared to the six-month average at June 30, 1996. Deposit expense has increased as a percent of deposit liabilities since 1996. Deposit expense averaged 3.61% of deposit balances for the six month period ended June 30, 1997, up from the 3.48% figure for the same period in 1996. Again, an analysis of average deposit balances also shows a shift in deposit composition to savings and time deposits (with higher interest rates) since June 30, 1996.

    Interest on federal funds purchased and securities sold under repurchase agreements amounted to $112,000 as compared to $86,000 for the six months ended June 30, 1996, due to increased balances of repurchase agreements. Interest on other borrowings during the first six months of 1997 was $119,000, up from the second quarter of 1996, when interest on borrowings totaled $9,000. Again, this expense is attributable to the Corporation's long-term debt.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended June 30, 1997 was $315,000 as compared to $124,000 for the three months ended June 30, 1996, an increase of $191,000 or 154.03%. Given the large amount of loan growth in 1997 ($31.5 million, or 9.43% since year-end 1996), management increased the loan loss provision to maintain a proportionate level of reserves. The current provision maintains the allowance for loan losses at levels deemed acceptable by management and the regulators of the affiliated institutions.

    For the six month period ended June 30, 1997, the loan loss provision was $495,000 as compared to $268,000 for the six months ended June 30, 1996. This represents an 84.7% increase. Again the provision was increased to allow for increased growth in the loan portfolio.

OTHER (NONINTEREST) INCOME

    Noninterest income for the quarter ended June 30, 1997 was $1,691,000, versus $1,665,000 for the quarter ended June 30, 1996. The net increase of $26,000 in other income is the result of two factors: service charges on deposit accounts increased by $165,000 over the second quarter of 1996, and a decrease in volume of loan sales in the secondary market caused other loan income to decline by $142,000. Service charges were higher due to the increased number of accounts due to the First Union deposit acquisition and other deposit growth.

    Noninterest income for the six month period ended June 30, 1997 was $3,348,000, versus $3,456,000 for the six month period ended June 30, 1996. The net decrease of $108,000, or 3.13%, in noninterest income year-to-date is the result of three factors: (a) a decrease in volume of loan sales in the secondary market caused other loan income to decline by $430,000; (b) service charges on deposit accounts increased by $284,000 over the first six months of 1996; and,
(c), other noninterest income increased by $36,000 over the first six months of 1996. Service charges were higher due to the increased number of accounts due to the First Union deposit acquisition and other deposit growth. Other noninterest income grew because of several offsetting factors: increases in customer check income, gains on sale of other real estate, and other fee income totaling $108,000 (versus the prior June 30, 1996 figure) were offset by losses on the sale of fixed assets and decreased gains on sale of investments that had an aggregate effect of $81,000 on earnings.

OTHER (NONINTEREST) EXPENSES

    Other noninterest expenses were $5,012,000 in the second quarter of 1997, a 13.21% increase from the $4,427,000 reported in the same period of 1996. The $585,000 increase is due to a number of factors. First, legal fees rose $344,000, or 603.5%, over the second quarter figure for 1996, due to nonrecurring fees arising from a lawsuit adjudicated in the second quarter of 1997. Secondly, the Company experienced increased equipment maintenance and depreciation charges related primarily to upgrades to the Corporation's data processing systems, which resulted in $133,000 of additional expense. In addition, amortization of intangibles attributable to the First Union deposit acquisition of 1996 resulted in an increase in intangible expenses of $124,000. Salary and benefit expenses for the second quarter exceeded the second quarter of 1996 amount by $95,000, a 4.05% increase. Finally, offsetting these increases, the Company's other operating expenses decreased by $182,000. The decrease was primarily due to (a) a $76,000 decrease in operational losses;
(b) a $53,000 decrease in other real estate expense; (c) a $38,000 decrease in postage expense due to a first quarter overaccrual; (d) a $32,000 decrease in consultant fees; offset by (e) an increase in state sales tax expense of $45,000 and (f) an increase in personnel training costs of $27,000.

    For the six month period ended June 30, 1997, other noninterest expenses were $9,770,000, a 9.62% increase from the $8,913,000 reported in the same period of 1996. The $857,000 increase is due to a number of factors. First, legal fees rose $348,000, or 290.0%, over the June 30, 1996 figure due to the nonrecurring fees arising from the lawsuit noted above. Secondly, the Company experienced increased equipment maintenance and depreciation charges principally related to upgrades to the Corporation's data processing systems, which resulted in $262,000 of additional expense for the six month period. In addition, amortization of intangibles attributable to the First Union deposit acquisition of 1996 resulted in an increase in intangible expenses of $248,000 on a year-to-date basis. Advertising and marketing expenses rose $116,000 from the prior June 30, 1996 figure of $230,000, a result of increased charitable contributions and the retention of a Nashville-based advertising agency since the third quarter of 1996. Salary and benefit expenses for the period ended June 30, 1997 exceeded the amount for the period ended June 30, 1996 by $82,000, a 1.71% increase.

    Finally, offsetting these increases for the six month period, the Company's other operating expenses decreased by $291,000. The decrease was primarily due to (a) a $114,000 decline in other real estate expense; (b) a $79,000 decrease in consulting fee expense; and (c) a $52,000 decrease in other operational losses offset by (d) an increase in training expenses of $47,000. An accounting reclassification of certain modem and computer network-related telephone expenses to the data processing expense line item also served to decrease other operating expense by $74,000 compared to the figure for June 30, 1996.

NET INCOME

    Net income for the second quarter of 1997 was $1,697,000, as compared to $1,723,000 during the second quarter of 1996. This represents an decrease of 1.51%. Fully-diluted earnings per share for the quarter were $.24 per share, equal to the split-adjusted second quarter 1996 figure.

    The decrease in earnings for the second quarter of 1997 was the result of an increase in noninterest expenses. Legal fees increased $344,000 over the second quarter of 1996 due to nonrecurring legal expenses related to a lawsuit that was adjudicated in the second quarter. Management also allocated more funds to loan loss reserves in its member banks, First State Bank & Trust Company, Albany, and First State Bank & Trust in Cordele, to maintain these reserves in step with recent increases in loan growth. As a result, loan loss provision expense rose $191,000 from the second quarter of 1996 to the second quarter of 1997, an increase of 154.0%. Increases in equipment and occupancy expenses of $163,000 arose principally from increases in depreciation charges related to upgraded computer equipment and to reduced rental income from tenants, a result of the sale of the Oglethorpe Real Estate Holding Company assets in 1996. Amortization of intangibles increased $124,000, or 213.8%, as the Corporation amortized additional monthly premium amounts related to its third quarter 1996 purchase of First Union deposits in Dougherty County, Georgia.

    The above cost increases were offset by (a) an increase in net interest income of $652,000 over the same quarter in 1996 (an 11.9% increase); (b) decreases in operational losses of $76,000 (a 64.0% decrease); and (c) by decreases in other real estate expenses of $53,000. (or 95.4%).

    For the six month period ended June 30, 1997, net income is up $10,000 from the prior June 30 figure, or 0.29%. Due to the dilutive effect of stock options issued and outstanding, the fully-diluted net income per share declined from $.50 per share at June 30, 1996 to $.49 per share at June 30, 1997.

    The net change in income for the six month period occurred as the result of increased net interest income and increased noninterest expenses. Net interest income increased (up $1,221,000 or 11.27%, over the six months ended June 30, 1996), primarily due to the net increase in assets resulting from the 1996 acquisition of First Union deposits in Dougherty County, GA. This increase was primarily offset by (a) an increase in noninterest expenses (up $857,000, or 9.62% from the first six months of 1996), due to nonrecurring legal fees (accounting for $348,000 of the increase), increased amortization of intangibles attributable to the First Union deposit acquisition ($248,000 of the increase) and due to increased depreciation charges related to upgrades to the

Corporation's data processing systems; (b) an increase in the Corporation's provision for loan losses (up $227,000, or 84.70% from the six months of 1996); and (c) a decrease in noninterest income (down $108,000 or 3.13% from the period ended June 30, 1996), due to decreased activity in the First State Mortgage lending division.

BALANCE SHEET COMMENTS

    Total assets at June 30, 1997 were $548,005,000, as compared to $516,499,000 at year-end 1996, an increase of $31,506,000 or 6.10%. The growth is the result of several factors: (a) a growth in loans of $31,529,000, or 9.43%, due to commercial, commercial real estate, agricultural real estate, and consumer real estate loan growth; (b) increases in cash and interest bearing deposits in banks of $4,260,000; offset by (c) a decline in investments held-to-maturity of $2,299,000 due to maturities of municipal bonds; (d) declines in investments held for sale and federal funds sold of $1,244,000 due to demands on liquidity and net amortization of premiums; and, (e) a decline in premises and equipment of $352,000, resulting from normal depreciation of existing assets.

    Deposits at June 30, 1997 were $480,001,000, having increased $27,550,000, or 6.09%, since December 31, 1996. The overall composition of the Company's deposits continues to trend toward higher-yielding time deposits. Growth in 1997 has been dominated by the acquisition of public fund certificates of deposit and maintenance of the remainder of the deposit portfolio. The total of savings deposits, time deposits over $100,000 and other time deposits has increased as a percentage of overall deposits since year-end 1996, from 55.25% of the deposit base at December 31, 1996, to 56.86% at June 30, 1997.

    Debenture bonds and notes payable, and federal funds purchased and securities sold under repurchase agreements increased by $1,148,000 to $12,314,000 at June 30, 1997. Securities sold under repurchase agreements accounted for most of the increase. The $3,087,000 in debentures and notes payable consists entirely of funds borrowed under a note payable to the Federal Home Loan Bank of Atlanta to match and fund a variable-rate commercial loan. Federal funds purchased declined by $1,000,000 in the first six months of 1997.

CAPITAL RESOURCES

    Stockholders' equity at June 30, 1997 totaled $50,631,000, as compared to $48,130,000 at year-end 1996. This is an increase of 5.20%. At June 30, 1997, total capital was 9.24% of total assets. Due to changes in market conditions, the FAS 115 allowance for unrealized gains (losses) on securities declined by $64,000 (net of tax effect) during the year-to-date, resulting in an net effect on capital of $26,000 (net of tax effect) at June 30, 1997.

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

    In order for the Company to sustain the track record of growth established over the past several years, both internal and external growth must occur. While we strive for core internal growth of the Company, factors outside our control could affect future growth opportunities.

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

    In a matter related to the Ledbetter litigation discussed above, the Board of Directors of FSB Albany and First State received a derivative demand letter dated October 4, 1996, from Sarah Haley Hixon, a shareholder from Greenville, South Carolina. Ms. Hixon, through her attorneys, demanded that an action be filed against the Directors of FSB Albany to indemnify FSB Albany for any liabilities which might arise from the Ledbetter litigation. In accordance with Georgia law, FSB Albany's Board established an independent committee to determine whether the demand was in the best interests of FSB Albany and its shareholders. First State Corporation's Board has also established an independent committee to determine whether the demand was in the best interests of First State Corporation and its shareholders. The Committee of independent directors recommended, and the boards of the Company and FSB Albany accepted the recommendation, that the corporations take no action to seek indemnification from their directors. The Committee recommended that the Company deposit the sum of $50.00 into the accounts of each trust that held the Company stock among its trust assets. No litigation has been filed at this time.

ITEM 2. CHANGES IN SECURITIES.

    None

ITEM 3. Defaults Upon Senior Securities.

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Shareholders was held on April 28, 1997, and the Stockholders voted on the following matters: (i) the election of five nominees to serve as directors of the Company for a term of three years until 2000; (ii) to approve the First State Corporation 1997 Stock Incentive Plan. Represented at the annual meeting were 3,690,101 shares of common stock, $1.00 par value, or 81.11% of the issued and outstanding shares of the company.

    PROPOSAL ONE: Pursuant to the Company's Articles of Incorporation, its Board of Directors is divided into three classes. The Board of Directors proposed that the four directors whose terms expired in 1997 be reelected directors of the Company to serve additional three-year terms. The five directors were reelected by the following vote:

                                SHARES VOTED
                                     FOR        AUTHORITY
DIRECTOR                         REELECTION      WITHHELD
------------------------------  ------------   ----------

Temp S. Davis, III............     3,120,529      569,572
G. William Hughey, III........     3,120,529      569,572
A. Collins Knight, III........     3,120,529      569,572
Earle P. Spurlock.............     3,120,529      569,572
Vernon H. Warren..............     3,120,529      569,572

    PROPOSAL TWO: To approve the First State Corporation 1997 Stock Incentive Plan, the full text of which is set forth in Appendix A of the 1997 Proxy Statement.

           SHARES VOTED       SHARES VOTED            SHARES ABSTAINING
           FOR PROPOSAL TWO   AGAINST PROPOSAL TWO    FROM THE VOTE
           ----------------   --------------------    -----------------

              2,913,966            591,217                 16,897


    In addition, there were 167,220 shares not voted by brokers on Proposal Two.

ITEM 5. OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits--27 Financial Data Schedule (for SEC use only)

    B. There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST STATE CORPORATION

 August 11, 1997                     /s/ DOUGLAS E. WREN
 ---------------------------------   -------------------------------------------
                    Date             Douglas E. Wren,
                                     President & Chief Operating
                                     Officer

 August 11, 1997                     /s/ ROBERT E. LEE
 ---------------------------------   -------------------------------------------
                    Date             Robert E. Lee,
                                     Senior Vice President and
                                     Chief Financial Officer