Form 10-Q
period 1997-09-30
FIRST STATE CORP /GA/
filed 1997-11-10
CIK 319399

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 1997

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

                                Not Applicabl
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             ------      -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997.

    6,892,769 shares

                       PART I - FINANCIAL INFORMATION



ITEM 1.    Financial Statements

The following financial statements are provided for First State Corporation and subsidiaries:

    A.   Consolidated Balance Sheets as of  September 30, 1997 and December 31,
         1996.

    B. Consolidated Statements of Income for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996.

    C. Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                    FIRST STATE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   September 30, 1997 and December 31, 1996
                             (DOLLARS IN THOUSANDS)



                                                SEPTEMBER 30,           DECEMBER 31,
ASSETS                                              1997                    1996
                                                -------------           ------------
Cash and due from banks.......................    $ 25,875                $ 30,151
Interest-bearing deposits in banks............       1,504                   6,298
Investment securities--held to maturity.......      31,711                  34,813
Investment securities--available for sale.....      75,904                  87,026
Federal funds sold............................           0                     875
Loans.........................................     382,188                 334,332

Less allowance for loan losses................       5,382                   5,062
                                                -------------           ------------
    Loans, net................................     376,806                 329,270
                                                -------------           ------------
Premises and equipment, net...................       9,781                  10,358
Other assets..................................      18,368                  17,708
                                                -------------           ------------
                                                  $539,949                $516,499
                                                -------------           ------------
                                                -------------           ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand..................    $ 80,570                $ 90,636
  Interest-bearing demand.....................     108,339                 111,837
  Savings.....................................      28,506                  28,380
  Time, $100,000 and over.....................      79,747                  50,347
  Other time..................................     164,495                 171,251
                                                -------------           ------------
Total deposits................................     461,657                 452,451
Federal funds purchased and securities sold
  under repurchase agreements.................      17,046                   7,771
Debenture bonds and notes payable.............       3,058                   3,395
Other liabilities.............................       6,194                   4,752
                                                -------------           ------------
Total liabilities.............................     487,955                 468,369

Stockholders' Equity
7% cumulative nonvoting preferred stock, par
  value $50; 100,000 shares authorized; 0 shares
  issued
Common stock, par value $1; 20,000,000 shares
  authorized: 6,952,720 shares and 6,824,382
  shares issued...............................       6,953                   6,824
Additional paid-in capital....................       1,189                      74
Retained earnings.............................      44,863                  41,142
Net unrealized gains on available for sale
  securities (net of taxes)...................         188                      90
                                                -------------           ------------
                                                    53,193                  48,130

Less cost of common treasury stock
  59,951 shares and 0 shares..................       1,199                       0
                                                -------------           ------------
    Total stockholders' equity................      51,994                  48,130
                                                -------------           ------------
                                                  $539,949                $516,499
                                                -------------           ------------
                                                -------------           ------------

                   FIRST STATE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
            For the periods ended September 30, 1997 and 1996
             (Dollars in Thousands, except earnings per share)

                                                                          THREE MONTHS ENDED
                                                                                                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Interest Income
  Interest and fees on loans...........................................   $ 8,936     $7,861    $25,514    $22,545
  Interest on investment securities
    Taxable............................................................     1,505      1,301      4,670      3,033
    Nontaxable.........................................................       262        314        798        961
  Interest on federal funds sold.......................................         0         23         19        197
  Interest on deposits in banks........................................        57         17        169        215
                                                                         ---------  ---------  ---------  ---------
                                                                          $10,760     $9,516    $31,170    $26,951
                                                                         ---------  ---------  ---------  ---------
Interest Expense
  Interest on deposits................................................... $ 4,321     $3,687    $12,442    $10,190
  Interest on federal funds purchased and securities sold under
    repurchase agreements................................................     109        158        221        244
  Interest on other borrowings...........................................      59         52        178         61
                                                                         ---------  ---------  ---------  ---------
                                                                          $ 4,489     $3,897    $12,841    $10,495
                                                                         ---------  ---------  ---------  ---------

    Net interest income................................................     6,271      5,619     18,329     16,456
  Provision for loan losses............................................       330         82        825        350
                                                                         ---------  ---------  ---------  ---------
    Net interest income after provision for loan losses................   $ 5,941     $5,537    $17,504    $16,106
                                                                         ---------  ---------  ---------  ---------
Other Income
  Service charges on deposit accounts..................................       918        787      2,618      2,203
  Other loan income....................................................       436        465      1,218      1,677
  Trust department income..............................................       300        301        902        901
  Other................................................................       170         49        434        277
                                                                         ---------  ---------  ---------  ---------
                                                                          $ 1,824     $1,602    $ 5,172    $ 5,058
                                                                         ---------  ---------  ---------  ---------
Other Expense
  Salaries and employee benefits.......................................     2,469      2,392    $ 7,350    $ 7,191
  Equipment and occupancy, net.........................................       889        811      2,668      2,304
  Data processing expense..............................................       217        177        693        595
  Stationery and supplies..............................................       124        129        341        336
  Amortization of intangible assets....................................       181        142        546        259
  Legal fees...........................................................       111         26        579        146
  Advertising and marketing............................................       145        101        491        332
  Other operating expenses.............................................       684        527      1,922      2,055
                                                                         ---------  ---------  ---------  ---------
                                                                            4,820      4,305    $14,590    $13,218
                                                                         ---------  ---------  ---------  ---------
    Income before taxes................................................     2,945      2,834      8,086      7,946
  Applicable income taxes..............................................       979        835      2,626      2,463
                                                                         ---------  ---------  ---------  ---------
Net Income.............................................................   $ 1,966     $1,999    $ 5,460    $ 5,483
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
  Per share of common stock
    Net Income, fully-diluted..........................................   $  0.28     $ 0.28    $  0.77    $  0.78

                    First State Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                    Period Ended September 30, 1997 and 1996
                            (DOLLARS IN THOUSANDS)

                                                                                              1997      1996
                                                                                            --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................................................  $  5,460  $   5,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization.............................................................     1,799      1,301
Provision for loan losses.................................................................       825        350
Provision for deferred tax benefits.......................................................      (145)       (13)
Increase in taxes payable.................................................................       246        233
Increase in interest payable..............................................................       487         54
Increase in interest receivable...........................................................      (705)    (1,171)
Gain (loss) on sale of fixed assets and other real estate owned...........................        15        (42)
Other prepaids, deferrals and accruals, net...............................................       148        (16)
                                                                                            --------  ---------
    Total adjustments.....................................................................     2,670        696
                                                                                            --------  ---------
    Net cash provided by operatiing activities............................................  $  8,130  $   6,179
                                                                                            --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest bearing deposits with banks............................................  $  4,794  $   2,217
Proceeds from maturities of securities held to maturity...................................     3,102      8,881
Proceeds from maturities of securities held for sale......................................    20,131     53,149
Purchase of securities held to maturity...................................................         0     (4,209)
Purchase of securities held for sale......................................................    (8,860)  (104,780)
Decrease in federal funds sold............................................................       875      7,358
Increase in loans.........................................................................   (48,361)   (33,458)
Net cash received from acquisition of deposits............................................         0     73,447
Sale of premises and equipment............................................................       525        465
Purchase of premises and equipment........................................................    (1,062)    (1,339)
                                                                                            --------  ---------
Net cash provided by (used in) investing activities.......................................  $(28,856) $   1,731
                                                                                            --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits......................................................................  $  9,206  $ (13,870)
Increase in federal funds purchased and securities sold under repurchase agreements.......     9,275      2,923
Proceeds from long-term debt..............................................................         0      4,850
Principal payments on debt................................................................      (337)      (912)
Proceeds from exercise of stock options...................................................     1,246          2
Treasury stock transactions, net..........................................................    (1,199)      (569)
Dividends paid............................................................................    (1,739)    (1,358)
Purchase of fractional shares.............................................................        (2)        (1)
                                                                                            --------  ---------
  Net cash provided by (used in) financing activities.....................................  $ 16,450  $  (8,935)
                                                                                            --------  ---------

Net increase (decrease) in cash and due from banks........................................    (4,276)    (1,025)
Cash and due from banks at beginning of period............................................    30,151     26,130
                                                                                            --------  ---------
Cash and due from banks at end of period..................................................  $ 25,875  $  25,105
                                                                                            --------  ---------
                                                                                            --------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and other borrowings.............................................  $ 12,354  $  10,441
    Income taxes paid.....................................................................  $  2,682  $   2,609

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2.  Capital Requirements


The minimum capital requirements to be "well capitalized" and the actual capital ratios for the Company at September 30,1997, and December 31, 1996, are as follows:




                        --Actual Ratio--


                                 September 30,    December 31,     Regulatory
                                     1997            1996           Minimum


Tier-1 Leverage Ratio                8.60%           7.99%            5.00%


Tier-1 Risk Based Capital Ratio     12.24%          12.98%            6.00%


Total Risk Based Capital Ratio      13.49%          14.24%           10.00%

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Three months ended September 30, 1997 compared to the three months ended
                              September 30, 1996

                                      and

     Nine months ended September 30, 1997 compared to the nine months ended
                              September 30, 1996

Results of Operations

Interest Income

Interest income for the quarter ended September 30, 1997 was $10,760,000, as compared to $9,516,000 in the same period of 1996. This is an increase of $1,244,000, or 13.07%. The increase is attributable to growth in quarterly average earning assets to $487,116,000 at 9/30/97 from $436,029,000 at 9/30/96, an increase of 11.72%. The effect of the increase in earning assets was partially offset by the effect of a decrease in average loan yields. Average loan yield declined from 9.62% for the quarter ended September 30, 1996, to 9.58% for the quarter ended September 30, 1997, a decrease of 0.42%. Average yields on investments, federal funds sold, and interest-bearing deposits as a group grew from 5.94% for the quarter ended September 30, 1996, to 6.19% for the quarter ended September 30, 1997, an increase of 4.21%.

The increase in average earning assets was the result of a 13.82% increase in average loan balances and a 5.37% increase in average balances of investments (including federal funds sold and interest-bearing deposits) as compared to the quarter ended September 30, 1996. The increase in investments was primarily due to the fact that the funds acquired in the acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA did not occur until the middle of the third quarter of 1996.

Interest income for the nine months ended September 30, 1997 was $31,170,000, as compared to $26,951,000 in the same period of 1996. This is an increase of $4,219,000, or 15.65%. The increase is primarily attributable to growth in year-to-date average earning assets to $475,997,000 at 9/30/97 from $407,552,000 at 9/30/96, an increase of 16.79%. The effect of the increase in earning assets was aided by an increase in average investment yields, but was offset by the effect of a decrease in average loan yield. Average loan yield declined from 9.70% for the nine months ended September 30, 1996, to 9.22% for the nine months ended September 30, 1997, a decrease of 4.95%. Average yields on investments, federal funds sold, and interest-bearing deposits as a group increased slightly from 6.07% for the nine months ended September 30, 1996, to 6.17% for the quarter ended September 30, 1997, an increase of 1.65%.

The increase in average earning assets was the result of a 19.16% increase in nine-month average loan balances and a 26.41% increase in nine-month average balances of investments (including federal funds sold and interest-bearing deposits) as compared to the nine month average balances at September 30, 1996. As stated above, the increase in investments was primarily due to funds acquired in the August 9, 1996 acquisition of approximately $82 million in Dougherty County deposits of First Union National Bank of Georgia, NA.

Interest Expense

Interest expense for the three months ended September 30, 1997 was $4,489,000, as compared to $3,897,000 for the third quarter of 1996. This is an increase of $592,000, or 15.19%. The increase is due to an increase in average deposit
balances of $48.3 million, or 11.75%, since September 30, 1996.   Deposit
expense averaged 3.73% of deposit balances for the third quarter of 1997, up from the 3.57% figure for the third quarter of 1996. An analysis of average deposit balances also shows a 1.72% shift in deposit composition to savings and time deposits (with higher interest rates) since the third quarter of 1996.

Interest on federal funds purchased and securities sold under repurchase agreements amounted to $109,000 as compared to $158,000 for the third quarter of 1996. This was primarily due to an increase in the average balance of securities sold under repurchase agreements. Interest on other borrowings during the third quarter of 1997 was $59,000, up slightly from the third quarter of 1996, when interest on borrowings totaled $52,000. The Corporation has long-term debt related to the matching of one large variable-rate commercial loan with a variable-rate borrowing of the same maturity and thus incurs this expense item.

Interest expense for the nine months ended September 30, 1997 was $12,841,000, as compared to $10,495,000 for the nine months ended September 30, 1996. This is an increase of $2,346,000, or 22.35%. The increase is due to an increase in nine-month average deposit balances of $68.0 million, or 17.55%, as compared to
the nine-month average at September 30, 1996.   Deposit expense has increased as
a percent of deposit liabilities since 1996. Deposit expense averaged 3.65% of deposit balances for the nine month period ended September 30, 1997, up from the 3.51% figure for the same period in 1996. Again, an analysis of average deposit balances also shows a shift in deposit composition to savings and time deposits (with higher interest rates) since September 30, 1996.

Interest on federal funds purchased and securities sold under repurchase agreements amounted to $221,000 as compared to $244,000 for the nine months ended September 30, 1996, due to decreased average balances of federal funds
purchased, offset by increased balances of repurchase agreements.   Average
federal funds purchased was approximately $4,853,000 for the nine months ended September 30, 1996, while it was only $2,016,000 for the nine months ended September 30, 1997. Average balances of repurchase agreements were $1,352,000 for the nine months ended September 30, 1996, while they increased to $5,621,000 for the nine months ended September 30, 1997. Interest on other borrowings during the first nine months of 1997 was $178,000, up from the nine months ended September 30, 1996, when interest on borrowings totaled $61,000. Again, this expense is attributable to the Corporation's long-term debt.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 1997 was $330,000 as compared to $82,000 for the three months ended September 30, 1996, an increase of $248,000 or 302.44%. Given the large amount of loan growth in 1997 ($47.9 million, or 14.31% since year-end 1996), management increased the loan loss provision to maintain a proportionate level of reserves. The current provision maintains the allowance for loan losses at levels deemed acceptable by management and the regulators of the affiliated institutions.

For the nine month period ended September 30, 1997, the loan loss provision was $825,000 as compared to $350,000 for the nine months ended September 30, 1996. This represents a 135.71% increase. The provision was increased to allow for increased growth in the loan portfolio.

Other (Noninterest) Income

Noninterest income for the quarter ended September 30, 1997 was $1,824,000, versus $1,602,000 for the quarter ended September 30, 1996. The net increase of $222,000 in other income is the result of two factors: service charges on deposit accounts increased by $131,000 over the third quarter of 1996, and income from miscellaneous sources increased by $121,000. Service charges were higher due to the increased number of accounts as a result of the First Union deposit acquisition and other deposit growth, and also due to an increase in certain deposit fees at September 1, 1997.

Noninterest income for the nine-month period ended September 30, 1997 was $5,172,000, versus $5,058,000 for the nine-month period ended September 30, 1996. The net increase of $114,000, or 2.25%, in noninterest income year-to-date is the result of three factors: (a) service charges on deposit accounts increased by $415,000 over the first nine months of 1996; (b) other noninterest income increased by $157,000 over the first nine months of 1996 and
(c) a decrease other loan income of $459,000 resulting chiefly from a decrease in volume of loan sales in the secondary market. Service charges were higher due to the increased number of accounts as a result of the First Union deposit acquisition and other deposit growth, and also due to an increase in certain deposit fees at September 1, 1997. The increase in other noninterest income is chiefly explained by several offsetting factors: increases in customer check income, gains on sale of other real estate, other fee income, and miscellaneous income totaling $262,000 (versus the prior September 30, 1996 figure) were offset by losses on the sale of fixed assets and decreased gains on sale of investments that had an aggregate effect of $81,000 on earnings.

Other (Noninterest) Expenses

Other noninterest expenses were $4,820,000 in the third quarter of 1997, an 11.96% increase from the $4,305,000 reported in the same period of 1996. The $515,000 increase is due to a number of factors. First, the Company's other operating expenses increased by $157,000. The increase in other operating expenses was primarily due to (a) an increase in personnel training costs of $41,000; (b) increased stockholder expense of $43,000; (c) a $35,000 increase in consultant fees; (d) a $26,000 increase in postage expense; (e) a $24,000 increase in bank dues; (f) a $22,000 increase in fees paid to outside accountants; offset by (g) a $23,000 decrease in operational losses. Secondly, legal fees rose $85,000, or 326.9%, over the third quarter figure for 1996, due to nonrecurring fees arising from a lawsuit completed in the second quarter of
1997.   In addition, salary and benefit expenses for the second quarter exceeded the third quarter of 1996 amount by $77,000, a 3.22% increase. The Company also experienced increased equipment maintenance and depreciation charges related primarily to upgrades to the Corporation's data processing systems, which resulted in $78,000 of additional expense. Advertising and marketing expenses rose $44,000, primarily due to increased media costs. Finally, amortization of intangibles attributable to the First Union deposit acquisition of 1996 resulted in an increase in intangible expenses of $39,000.

For the nine-month period ended September 30, 1997, other noninterest expenses were $14,590,000, a 10.38% increase from the $13,218,000 reported in the same period of 1996. The $1,372,000 increase is due to a number of factors. First, legal fees rose $433,000, or 296.6%, over the September 30, 1996 figure due to
the nonrecurring fees arising from the lawsuit noted above.   Secondly, the
Company experienced increased equipment maintenance and depreciation charges principally related to upgrades to the Corporation's data processing systems, which resulted in $364,000 of additional expense for the nine-month period. In addition, amortization of intangibles attributable to the First Union deposit acquisition of August 1996 resulted in an increase in intangible expenses of $287,000 on a year-to-date basis. Advertising and marketing expenses rose $159,000 from the prior September 30, 1996 figure of $332,000, a result of (a) the retention of a Nashville-based advertising agency since the third quarter of 1996; and (b) increased charitable contributions to the community. Salary and benefit expenses for the period ended September 30, 1997 exceeded the amount for the period ended September 30, 1996 by $159,000, a 2.21% increase. Data processing expense rose $98,000, or 16.47% for the year-to-date, primarily due to an accounting reclassification of data communication expenses in 1997.

Finally, offsetting these increases for the nine month period, the Company's other operating expenses decreased by $133,000. The decrease was primarily due to (a) a $120,000 decline in other real estate expense; (b) a $75,000 decrease in other operational losses; (c) a $44,000 decrease in consulting fee expense; which were offset by (d) an increase in training expenses of $88,000; (e) increases in credit information costs of $31,000; (f) an increase in customer check cost of $30,000; and (g) an increase in stockholder expense of $27,000. An accounting reclassification of certain modem and computer network-related telephone expenses to the data processing expense line item also served to decrease other operating expense by $97,000 compared to the figure for September 30, 1996.

Net Income

Net income for the third quarter of 1997 was $1,966,000, as compared to $1,999,000 during the third quarter of 1996. This represents an decrease of 1.65%. Fully-diluted earnings per share for the quarter were $.28 per share, equal to the split-adjusted third quarter 1996 figure.

The slight decrease in earnings for the third quarter of 1997 was the result of an increase in noninterest expenses, increased additions to the allowance for loan losses, and higher provisions for income taxes, almost entirely offset by increases in net interest income from loans and investments and by other
noninterest income.   As mentioned earlier, net interest income increased
$652,000 from the third quarter of 1996. Noninterest income increased by $222,000 over that of the third quarter of 1996. This was offset by $515,000 in noninterest expense increases, $248,000 in increased provision for loan losses, and a tax provision that was $144,000 larger that that for the third quarter of 1996.

Management allocated more funds to loan loss reserves in its member banks, First State Bank & Trust Company, Albany, and First State Bank & Trust in Cordele, to maintain these reserves in step with recent increases in loan growth.

Other noninterest expenses increased $515,000 due to a number of factors. First, the Company's other operating expenses increased by $157,000. Secondly, legal fees rose $85,000, or 326.9%, over the third quarter figure for 1996, due to nonrecurring fees arising from a lawsuit
adjudicated in the third quarter of 1997.   In addition, salary and benefit
expenses for the second quarter exceeded the third quarter of 1996 amount by $77,000. The Company experienced increased equipment maintenance and depreciation charges related primarily to upgrades to the Corporation's data processing systems, which resulted in $78,000 of additional expense. Advertising and marketing expenses rose $44,000, primarily due to increased media costs. Finally, amortization of intangibles attributable to the First Union deposit acquisition of 1996 resulted in an increase in intangible expenses of $39,000.

The above cost increases were offset by  (a) an increase in net interest income
of $652,000 over the same quarter in 1996 (an 11.6% increase);   and (b)
increases in noninterest income of $222,000 (a 13.9% increase).

For the nine-month period ended September 30, 1997, net income was down $23,000 from the prior September 30 figure, or 0.42%. Due to the dilutive effect of stock options issued and outstanding, the fully-diluted net income per share declined from $.78 per share at September 30, 1996 to $.77 per share at September 30, 1997.

The net change in income for the nine month period occurred chiefly as the result of increased net interest income and increased noninterest expenses. Net interest income increased (up $1,873,000 or 11.38%, over the nine months ended September 30, 1996), primarily due to the net increase in assets resulting from the 1996 acquisition of First Union deposits in Dougherty County, GA. This increase was primarily offset by (a) an increase in noninterest expenses (up $1,372,000, or 10.38% from the first nine months of 1996), due to nonrecurring legal fees (accounting for $433,000 of the increase), increased amortization of intangibles attributable to the First Union deposit acquisition ($287,000 of the increase), increased depreciation charges related to upgrades to the Corporation's data processing systems ($364,000 increase), and increased salaries and marketing costs of $318,000; (b) an increase in the Corporation's provision for loan losses (up $475,000, or 135.71% from the nine months of 1996); offset by (c) an increase in noninterest income (up $114,000 or 2.25% from the period ended September 30, 1996), due to increased service charges on customer accounts and reduced fees from loan sales, due to a decline in activity in the First State Mortgage lending division.

Balance Sheet Comments

Total assets at September 30, 1997 were $539,949,000, as compared to $516,499,000 at year-end 1996, an increase of $23,450,000 or 4.54%. The growth is the result of several factors: (a) a growth in loans of $47,856,000, or 14.31%, due to commercial, commercial real estate, and consumer real estate loan growth; offset by (b) a decline in investments held-to-maturity of $3,102,000 due to maturities of municipal bonds; (c) declines in investments available for sale and federal funds sold of $11,997,000, due principally to the calling of agency bonds, the proceeds of which satisfied increased liquidity demands; (d) declines in balances of interest bearing deposits and cash of $9,070,000 due to liquidity demands; and, (e) a decline in premises and equipment of $577,000, resulting from normal depreciation of existing assets.

Deposits at September 30, 1997 were $461,657,000, having increased $9,206,000, or 2.03%, since December 31, 1996. The overall composition of the Company's deposits continues to trend toward higher-yielding time deposits. Growth in 1997 has been dominated by the acquisition of public fund certificates of deposit and maintenance of the remainder of the deposit portfolio.

Debenture bonds and notes payable, and federal funds purchased and securities sold under repurchase agreements increased by $8,938,000 to $20,104,000 at September 30, 1997. Increased use of federal funds purchased to satisfy liquidity demands (an increase of $8 million) accounted for most of the
increase.   The remainder was due to increases in balances subject to repurchase agreements (a $1.3 million increase) offset by a decrease in borrowings under lines of credit (decrease of $250,000). The $3,058,000 in debentures and notes payable consists entirely of funds borrowed under a note payable to the Federal Home Loan Bank of Atlanta to match and fund a variable-rate commercial loan.

Capital Resources

Stockholders' equity at September 30, 1997 totaled $51,994,000, as compared to $48,130,000 at year-end 1996. This is an increase of 8.03%. At September 30, 1997, total capital was 9.63% of total assets. Due to favorable changes in market conditions, the FAS 115 allowance for unrealized gains on securities increased by $98,000 (net of tax effect) during the year-to-date, resulting in an net effect on capital of $188,000 (net of tax effect) at September 30, 1997.

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

Liquidity is monitored on a regular basis by management and the Company's Asset Liability Management Committee, and by state and federal regulatory authorities. Regulatory guidelines and management policies of the Company establish liquidity ratios to be maintained by the Company. The current liquidity levels are considered satisfactory.

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

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and reports on Form 8-K

A.      Exhibits - 27 Financial Data Schedule (for SEC use only)
B. There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                  SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST STATE CORPORATION


November 10, 1997                      /s/ Douglas E. Wren
_____________________                  ____________________________
       Date                            Douglas E. Wren,
                                       President & Chief Operating
                                       Officer



November 10, 1997                      /s/ Robert E. Lee
______________________                 ___________________________
      Date                             Robert E. Lee,
                                       Senior Vice President and
                                       Chief Financial Officer